Form 10QSB
period 2000-11-30
GREATESTESCAPES COM INC
filed 2001-04-04
CIK 1081275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended November 30, 2000


                            Greatestescapes.com Inc.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its corporate charter)


                   NEVADA                                    98-0224958
    -------------------------------            ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


        PO Box 48503, 595 Burrard Street, Vancouver, B.C. Canada V7X 1A2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 683 1668
                         -------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X   Yes            No
                            ------         ------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding as of November 30, 2000
   -------------------------------   -------------------------------------------
           Common Stock                              6,586,134

GREATESTESCAPES.COM INC.
(A Development Stage Company)

Consolidated Financial Statements
(U.S. Dollars)
November 30, 2000 and February 28, 1999
(Unaudited)






INDEX                                                                     Page
-----                                                                     ----

Report of Management                                                         1

Financial Statements

Balance Sheets                                                               2

Statements of Operations                                                     3

Statements of Stockholders' Deficit                                          4

Statements of Cash Flows                                                     5

Notes to the Financial Statements                                           6-8

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)
================================================================================
                                               November 30,        February 29,
                                                   2000                2000
--------------------------------------------------------------------------------

Assets

Current

    Cash                                       $        693       $      14,090
    Account receivable                                2,691               3,470
    Subscriptions receivable                          6,250                   0
--------------------------------------------------------------------------------
                                                      9,634              17,560

Property and Equipment (note 3)                       7,468               2,916
Other (note 4)                                            1                   1
--------------------------------------------------------------------------------

                                               $     17,103       $      20,477
================================================================================

Liability

Current

    Accounts payable                           $     40,720       $      13,826
    Due to related parties (note 5)                  51,265               9,726
--------------------------------------------------------------------------------
                                                     91,985              23,552
--------------------------------------------------------------------------------

Commitment (note 7)

Stockholders' Deficit

Common Stock, $0.001 par value;
  200,000,000 shares authorized,
  6,586,134 (1999 - 4,460,000)
  shares issued and outstanding                       6,586               5,122

Additional Paid-In Capital                          481,081             116,428

Share Subscriptions                                       0             150,825

Other Comprehensive Income                               51               1,048

Accumulated Deficit                                (562,600)           (276,498)
--------------------------------------------------------------------------------

                                                    (74,882)             (3,075)
--------------------------------------------------------------------------------

                                               $     17,103       $      20,477
================================================================================

See notes to financial statements.

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)
================================================================================
                                                                      Period
                                                                  from Inception
                                     Nine Month     Nine Month     February 10,
                                    Period Ended   Period Ended    1999 Through
                                    November 30,   November 31,    November 30,
                                        2000           1999            2000
--------------------------------------------------------------------------------
Revenue (note 10)                        13,257             454          13,257
--------------------------------------------------------------------------------

Expenses

    Administrative and general           27,983          18,222          52,277

    Advertising and promotion             4,234           5,432          19,032

    Bank charges and interest               752             654           1,201

    Corporate development                12,038          18,870          36,758

    Depreciation                          1,236             180           1,751

    Designers, editors and writers       26,885          20,842          64,884

    Investor relations                    7,655           4,027          11,720

    Management fees                      35,936          36,000          71,936

    Office                               31,954           6,032          40,291

    Printing and reproductions           19,725           1,014          30,776

    Professional fees                    69,156          17,547         130,351

    Regulatory fees                       2,298           7,720          10,288

    Telephone and faxes                   5,290           2,953           9,431

    Website development                  48,699          17,934          89,643

    Travel                                5,518               0           5,518

--------------------------------------------------------------------------------

                                     $  299,359      $  157,427      $  575,857
================================================================================

Net Loss for Period                  $ (286,102)     $ (156,973)     $ (562,600)
================================================================================

Net Loss Per Share                   $     0.04      $     0.03
================================================================================

Weighted Average Number of
  Shares Outstanding                  6,586,134       5,121,666
================================================================================

See notes to financial statements.

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(U.S. Dollars)
(Unaudited)

===================================================================================================================================
                                                           Additional                    Other                           Total
                                   Common Stock             Paid-In         Share     Comprehensive     Accumulated   Stockholders'
                               Number          Amount       Capital     Subscriptions     Income          Deficit       Deficit
-----------------------------------------------------------------------------------------------------------------------------------
February 10, 1999
(Inception)                         0       $        0    $        0     $        0     $       0     $       0       $          0

Issuance of Common
  Stock                     4,460,000            4,460        17,840              0             0             0             22,300
  Net Loss                          0                0             0              0             0       (25,818)           (25,818)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  February 28, 1999         4,460,000            4,460        17,840              0             0       (25,818)            (3,518)
  Stock                       661,666              662        98,588              0             0             0             99,250
Share Subscriptions
  Received                          0                0             0        150,825             0             0            150,825
-----------------------------------------------------------------------------------------------------------------------------------

Other Comprehensive
  Income                            0                0             0              0         1,048             0              1,048
Net Loss                            0                0             0              0             0      (250,680)          (250,680)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  February 29, 2000         5,121,666       $    5,122    $  116,428     $  150,825     $   1,048     $(276,498)      $     (3,075)

Issuance of Common
  Stock                     1,464,468            1,464       364,653       (150,825)            0             0            215,292

Share Subscriptions
  Received                          0                0             0              0             0             0                  0

Other Comprehensive
  Income                            0                0             0              0          (997)            0               (997)

Net Loss                            0                0             0              0             0      (286,102)          (286,102)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  November 30, 2000         6,586,134       $    6,586    $  481,081     $        0     $      51     $(562,600)      $   (74,882)
==================================================================================================================================

See notes to financial statements.

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)
================================================================================
                                                                      Period
                                                                  from Inception
                                     Nine Month     Nine Month     February 10,
                                    Period Ended   Period Ended    1999 Through
                                    November 30,   November 31,    November 30,
                                        2000           1999            2000
--------------------------------------------------------------------------------

Operating Activities

  Net loss                          $  (286,102)    $  (156,973)    $  (562,600)

  Adjustments to reconcile
   net loss to net

   Cash used by operating
    activities
      Depreciation                        1,236             180           1,751

  Changes in operating assets
   and liabilities

    Account receivable                   (5,471)         (2,594)         (8,941)

    Accounts payable                     17,168         (10,795)         40,720
--------------------------------------------------------------------------------

Net Cash Used by Operating
  Activities                           (273,169)       (170,182)       (529,070)
--------------------------------------------------------------------------------

Investing Activities

  Acquisition of intellectual
    property                                  0              (1)             (1)

  Acquisition of property and
    equipment                            (5,788)         (2,357)         (9,219)
--------------------------------------------------------------------------------

Net Cash Used by Investing
   Activities                            (5,788)         (2,357)         (9,220)
--------------------------------------------------------------------------------

Financing Activities

  Share subscriptions received         (150,825)        160,900               0

  Issuance of common stock              366,117               0         487,667
  Due to related parties                 51,265               0          51,265
--------------------------------------------------------------------------------

Net Cash Provided by Financing
  Activities                            266,557         160,900         538,932
--------------------------------------------------------------------------------

Effect of Foreign Currency
  Translation on Cash                      (997)            128              51
--------------------------------------------------------------------------------
Cash Inflow                             (13,397)        (11,511)            693

Cash, Beginning of Period                14,090          11,911               0
--------------------------------------------------------------------------------

Cash, End of Period                 $       693     $       400     $       693
================================================================================

See notes to financial statements.

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Period Ended November 30, 2000
(U.S. Dollars)
(Unaudited)
================================================================================


1.   BACKGROUND AND BUSINESS

     The Company was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company is in the development stage as more fully defined in statement No. 7 of the Financial Accounting Standards Board. The Company intends to operate as a multi media travel related publishing enterprise. The Company markets and will market travel-related products based on the content of its print publications as well as its digital Internet magazine. Products will include a wide range of goods including books, individual stories and hundreds of items in its online store www.GreatestEscapesStore.com. The Company intends developing other travel
     ----------------------------
     products to be sold and distributed through its on-line department store, two websites www.GreatestEscapesStore.com and www.LiteraryTrips.com and
                  ----------------------------     ---------------------
     other more traditional outlets. The Kick Start was the predecessor operations. (See note 4)

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          These financial statements include the accounts of the Company and its wholly owned subsidiary, Greatestescapes.com Holdings Inc.

     Property and equipment

          Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment are calculated as follows:

               Equipment and furniture     - 30% Declining balance

     Foreign currency translation

          Amounts recorded in foreign currency are translated into U.S. dollars as follows:

          (i) Current assets and current liabilities, at the rate of exchange in effect at the balance sheet date;

          (ii)    Expenses at the average rate of exchange for the period

          Gains arising from this translation of foreign currency are accounted for as other comprehensive income shown as a separate component of stockholders' deficit.

     Net loss per share

          Net loss per share computations, are based on the weighted average number of common shares outstanding during the year.

     Financial instruments

          The Company's financial instruments consist of cash, account receivable and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk.

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Period Ended November 30, 2000
(U.S. Dollars)
(Unaudited)
================================================================================



2.   SIGNIFICANT ACCOUNTING POLICIES

     Revenue recognition

          Revenue from sale of goods, advertising, sponsorship fees, and commission are recognized on a completed contract basis.

     Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

3.   PROPERTY AND EQUIPMENT

     ===========================================================================
                                                  November 30,     February 29,
                                                     2000              2000
     ---------------------------------------------------------------------------
                                  Accumulated
                      Cost       Depreciation        Net               Net
     ---------------------------------------------------------------------------

     Equipment and
      furniture      $9,219          $1,751         $7,468             $    0
     ===========================================================================

4.   OTHER ASSET

     During the initial 19 day period ended February 28, 1999, the Company purchased intellectual property from Kick Start Publishing (a Proprietorship) for consideration of $1.00 cash. The Kick Start was the predecessor operations. This intellectual property includes any trademark, travel names, associated registrations, etc. specifically relating to Greatest Escapes Travel Report and Greatest Escapes Travel Webzine.

5.   RELATED PARTY TRANSACTIONS

     During the nine-month period ended November 30, 2000, the Company paid or payable to related parties $62,974 in administration, corporate development, management and professional fees. The above transactions were completed in the normal course of operations on normal market terms and were recorded at fair market value as estimated by management

6.   INCOME TAXES

     A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets. At November 30, 2000, the Company has available a net operating loss carry forward of approximately $562,600 which it may use to offset future federal taxable income.

GREATESTESCAPES.COM INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Period Ended November 30, 2000
(U.S. Dollars)
(Unaudited)
================================================================================


7.   COMMITMENT

     During the year ended February 29, 2000, the Company entered into a marketing agreement with Net Media, an unrelated third party. The Company agreed to compensate Net Media for services rendered with the following:

     i)     50,000 common shares of the Company;
     ii) 20% sales commission on all advertising placed and/or contracted directly or indirectly by Net Media for the Company and their affiliates;
     iii)   20% production commission on all required material;
     iv)    $5,000 monthly draw against production and sales commissions earned;
            and,
     v) 8-10% on on-line product and service sales introduced by Net Media (unless otherwise agreed prior to listing the product or service).

     During the period ended August 31, 2000, the Company terminated its agreement with Net Media for non- performance. It is management's opinion that amounts paid to the date of this report will satisfy the Company's obligations under the agreement.

8.   COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to comply with the current quarter's presentation.

9.   SUBSEQUENT EVENTS

     Subsequent to November 30, 2000, the Company:

     Issued 250,000 shares for services rendered to the Company for investor relations.

     Issued 450,000 shares to acquire all the outstanding shares of common stock of Capstra Capital, Corp., a Washington corporation, from the shareholders of the company as per agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

Trends and Uncertainties: The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has limited revenue to date. The deficiency in working capital as of November 30, 2000 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term to hopes to receive revenues from the operations of which there is no assurance. The Company's ability to continue as a going concern is dependent on future financings, and, ultimately, upon achieving profitable operations.

Until revenues commence, the Company shall raise funds through equity financing, which may or not be successful. The Company has tried to limit its general and administrative expenses. The Company has little or no control as to the demand for its services/products and, as a result, inflation and changing prices could have a material effect on the future profitability of the Company.

The Company will focus its financing and capital arrangement activities on its publishing venture. Although revenues have been limited initially it is hoped that the Company's books will be well received in their current markets of distribution, North America and Australia. Sales of its first title Literary
Trips: Following in the Footsteps of Fame has enjoyed reasonable sales ion North America during its first few months of distribution. The publishing of Volume 2 of Literary Trips in spring 2001 is hoped to help promote sales of both titles. The Company does intent to publish more titles each year. The cost to produce and print each book is quite substantial, while revenue streams are delayed and are received on a monthly basis from the Company's book distributors.

At this stage there is no revenue being generate from the Company's Internet travel magazine, these low levels of revenue could affect the Company's ability for future financings.

The Company's ability to become a significant leader in the Publishing industry is impaired primarily by its own lack of capital. While management would welcome the opportunity to expand and produce more titles, management finds itself with the lack of capital with which to fully implement the Company's business plan. Management hopes that as the Company begins to receive greater revenue from book sales that its track record will allow the Company to attract either private investors seeking to invest in the business of the Company on a private basis, or that the Company will be able to attract an investment banker willing to underwrite a secondary offering of the Company's securities to generate additional capital. There are no assurances that the Company will be able to attract either of the aforesaid entities to increase the Company's working capital. If the Company is unable to obtain additional working capital, it is unlikely that the Company will generate any substantial growth in the near future.

Liquidity and Capital Resources: The Company completed the nine-month period ending November 30, 2000 with cash of $693 as compared to $14,090 at year ended February 29, 2000. The cash and equivalents constitute the Company's present internal sources of liquidity. During the period ended November 30, 2000, the Company had an accumulated deficit of $562,600. Since the Company does not generate enough revenue from the operation, it needs to raise the funds on an ongoing basis by sale of the Company 's common stock. The Company does not expect any change in the number of employees. At present the Company does not have any employees but hires consultants as required for various positions. There are no arrangements with officers, directors or affiliates to provide liquidity to the Company.

Results of Operations: The operating results of the Company for the period ended November 30, 2000 showed a net loss of $286,102 as compared to a net loss of $156,973 for the same period in 1999. The increase in net loss in 2000 over 1999 was primarily due to increase in general operation expenses. During the period ended November 30, 2000, the Company incurred administrative and general expenses of $27,983, Designers, editors and writers of 26,885, management fees of $35,936, office $31,954, Printing and reproductions of $19,725, professional fees of $69,156: these include fees paid for legal, marketing, audit and accounting. The Company incurred website development expenses of $48,699 for the period ended November 30, 2001.

Forward-Looking Statements

     When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form  8-K.

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATESTESCAPES.COM, INC.


By:  /s/Guy Brooks
    -------------------------------
    Guy Brooks, President