Form 10QSB
period 2001-05-31
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-02-25
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the quarterly period ended May 31, 2001

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

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

         American Ammunition, Inc., 3545 NW 71st Street, Miami, FL 33147
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 28, 2003: 5,360,007

Transitional Small Business Disclosure Format (check one):       YES [_] NO [X]

                     American Recreational Enterprises, Inc.

                 Form 10-QSB for the Quarter ended May 31, 2001

                                Table of Contents


                                                                               Page
Part I - Financial Information

  Item 1   Financial Statements                                                  3

  Item 2   Management's Discussion and Analysis or Plan of Operation            15

  Item 3   Controls and Procedures                                              17

Part II - Other Information

  Item 1   Legal Proceedings                                                    18

  Item 2   Changes in Securities                                                18

  Item 3   Defaults Upon Senior Securities                                      18

  Item 4   Submission of Matters to a Vote of Security Holders                  18

  Item 5   Other Information                                                    18

  Item 6   Exhibits and Reports on Form 8-K                                     18


Signatures                                                                      18

Certifications                                                                  19

Item I

Part 1 - Financial Statements

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                              May 31, 2001 and 2000


                                                                   May 31,           May 31,
                                                                    2001              2000
                                                                  ------------- -------------
     ASSETS

Current Assets
   Cash on hand and in bank                                       $           - $       8,831
   Net current assets of discontinued operations                              -        10,926
                                                                  ------------- -------------
     Total Current Assets                                                     -        19,757
                                                                  ------------- -------------

Other Assets
   Other assets of discontinued operations                                    -         2,698
                                                                  ------------- -------------

Total Assets                                                      $           - $      22,455
                                                                  ============= =============


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Net current liabilities of discontinued operations           $           - $      30,809
                                                                  ------------- -------------
     Total Current Liabilities                                                -        30,809
                                                                  ------------- -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                              -             -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     66,382 and 55,560 shares issued
       and outstanding, respectively                                         66            56
   Additional paid-in capital                                           496,601       368,294
   Foreign currency translation                                               -           340
   Deficit accumulated during the development stage                    (496,667)     (377,044)
                                                                  ------------- -------------
     Total Shareholders' Equity (Deficit)                                     -        (8,354)
                                                                  ------------- -------------

   Total Liabilities and Shareholders' Equity (Deficit)           $           - $      22,455
                                                                  ============= =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Three months ended May 31, 2001 and 2000 and
     Period from February 10, 1999 (date of inception) through May 31, 2001


                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2001              2000              2001
                                                            ------------------  --------------  -------------------

Revenues                                                     $            -     $            -   $            -
                                                             --------------     --------------   --------------

Expenses
   General and administrative expenses                                2,500                  -            2,500
                                                             --------------     --------------   --------------

     Total operating expenses                                         2,500                  -            2,500
                                                             --------------     --------------   --------------

Loss from continuing operations
   before provision for income taxes                                (2,500)                  -           (2,500)

Provision for income taxes                                                -                  -                -
                                                             --------------     --------------   --------------

Discontinued operations
   Gain on final settlement and disposition of assets
     and operations, net of income taxes                                  -                  -           74,933
   Income from operations of discontinued subsidiary,
     net of income taxes                                                  -           (100,546)        (566,052)
                                                             --------------     --------------   --------------
Net Loss                                                             (2,500)          (100,546)        (493,619)

Other Comprehensive Income
   Foreign currency translation effect
     upon dissolution of operations                                       -                  -           (1,048)
                                                             --------------     --------------   --------------

Comprehensive Loss                                           $       (2,500)    $     (100,546)  $     (494,667)
                                                             ==============     ==============   ==============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted
     From continuing operations                              $         0.00     $         0.00   $         0.00
     From discontinued operations                                     (0.00)             (1.81)           (8.52)
                                                             --------------     --------------   --------------
       Totals                                                $        (0.00)    $        (1.81)  $        (8.52)
                                                             ==============     ==============   ==============

Weighted-average number of shares
   outstanding - basic and fully diluted                             66,233             55,560           58,084
                                                             ==============     ==============   ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
                (Deficit) Period from February 10, 1999 (date of
                         inception) through May 31, 2001

                                                                                           Deficit
                                                                                          accumulated
                                                               Additional   Other         during the
                                              Common Stock       paid-in  comprehensive   development
                                           Shares     Amount    capital    income          stage           Total
                                          --------- ---------  ---------  -------------  --------------  ------------
Shares issued at February 10,  1999
   incorporation, post reverse split         52,252 $      52  $  22,248  $         -    $         -     $    22,300
Net loss for the period                           -         -          -            -        (25,818)        (25,818)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at February 28, 1999                52,252        52     22,248            -        (25,818)         (3,518)

Issuance of common stock                      3,308         4    250,071            -              -         250,075
Foreign currency translation effects              -         -          -        1,048              -           1,048
Net loss for the year                             -         -          -            -       (250,680)       (250,680)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at February 29, 2000                55,560        56    272,319        1,048       (276,498)          (3,075)

Issuance of common stock                      9,572         9    219,783            -              -          219,792
Foreign currency translation effects              -         -          -       (1,048)             -           (1,048)
Net loss for the year                             -         -          -            -       (215,669)        (215,669)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at February 28, 2001                65,132        65    492,102            -       (492,167)              -

Stock issued for professional fees            2,250         1      2,499            -              -           2,500
Net loss for the period                           -         -          -            -         (2,500)         (2,500)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at May 31, 2001                     66,382 $      66  $ 494,601  $         -    $  (494,667)    $         -
                                          ========= =========  =========  ===========    ===========     ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Three months ended May 31, 2001 and 2000
              and Period from February 10, 1999 (date of inception)
                              through May 31, 2001


                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2001              2000              2001
                                                            ------------------  --------------  -------------------

Cash Flows from Operating Activities
   Net income (loss) for the period                          $       (2,500)    $     (100,546)  $     (494,667)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                          -                  -          (45,892)
       Depreciation                                                       -                219            1,751
       Foreign currency translation                                       -               (708)           2,096
       Common stock issued for professional fees                      2,500                  -            7,000
       (Increase) Decrease in
         Current assets of discontinued operations                        -             (7,456)               -
       Increase (Decrease) in
         Current liabilities of discontinued operations                   -              7,257                -
                                                             --------------     --------------   --------------
Net cash used in operating activities                                     -           (101,234)        (529,712)
                                                             --------------     --------------   --------------


Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                              -                  -           (9,220)
                                                             --------------     --------------   --------------
Net cash used in investing activities                                     -                  -           (9,220)
                                                             --------------     --------------   --------------


Cash Flows from Financing Activities
   Advances from affiliates and related parties                           -                  -           51,265
   Proceeds from sales of common stock                                    -             95,975          487,667
                                                             --------------     --------------   --------------
Net cash provided by financing activities                                 -             95,975          538,932
                                                             --------------     --------------   --------------

Increase (Decrease) in Cash                                               -             (5,259)               -

Cash at beginning of period                                               -             14,090                -
                                                             --------------     --------------   --------------

Cash at end of period                                        $            -     $        8,831   $            -
                                                             ==============     ==============   ==============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                              $            -     $            -   $            -
                                                             ==============     ==============   ==============
     Income taxes paid for the year                          $            -     $            -   $            -
                                                             ==============     ==============   ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

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

Pursuant to an Agreement and Plan of Reorganization dated October 12, 2000, the Company acquired 100.0% of the issued and outstanding shares of common stock of Capstra Capital, Corp.(Capstra), a Washington corporation, from the shareholders thereof in an exchange of an aggregate of 450,000 shares of common stock of the Company and other consideration consisting of cash and payments of certain fees and expenses equal to $30,000 (the Acquisition). Immediately following the Acquisition, the Company formed Greatestescapes (Washington) Corp.(Subco) a newly-formed Washington corporation newly formed solely for the following purpose as a wholly-owned subsidiary of the Company. Subco then merged with Capstra (the Merger). The Acquisition was approved by the unanimous consent of the Board of Directors of Capstra and its shareholders on October 12, 2000. The Acquisition was effective on October 12, 2000. The Merger was approved by unanimous consent of the respective Board of Directors of Subco and the Company on October 12, 2000. The Merger was effective on October 16, 2000. The Acquisition and Merger is intended to qualify as reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition and Merger, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the Commission), the Company elected to become the successor issuer to Capstra for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective October 16, 2000.

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

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage as it has generated no significant operating revenues and has incurred cumulative operating losses of approximately $497,000.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended February 28, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending February 28, 2002.

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

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

2.   Foreign Currency Translation

     Through November 30, 2000, the Company maintained certain operating cash accounts in Canadian financial institutions. Amounts recorded in foreign currency are translated into U.S. dollars as follows:

     (1) Current assets and current liabilities, at the rate of exchange in effect at the balance sheet date; (2) Expenses at the average rate of exchange for the period.

     Gains or losses arising from the translation of foreign currency are accounted for as other comprehensive income shown as a separate component of stockholders' deficit.

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2001 and 2000, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


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

Summarized results of operations for the disposed operations for the years ended February 28, 2001 and February 29, 2000, respectively, are as follows:

                                              Year ended        Year ended
                                             February 28,       February 29,
                                                 2001              2000
                                             -------------      -------------

       Net sales                              $    13,257       $         -
                                              ===========       ===========
       Operating income (loss)                $  (289,554)      $  (250,680)
                                              ===========       ===========
       Loss from discontinued operations      $  (215,669)      $  (250,680)
                                              ===========       ===========


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



                (Remainder of this page left blank intentionally)

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended May 31, 2001 and 2000 and for the period from February 10, 1999 (date of inception) through May 31, 2001, respectively, are as follows:

                                                           Period from
                                                        February 10, 1999
                       Three months     Three months    (date of inception)
                           ended            ended            through
                          May 31,          May 31,           May 31,
                           2001              2000              2001
                       ---------------------------------------------------
       Federal:
         Current         $     -          $     -           $     -
         Deferred              -                -                 -
                         -------          -------           -------
                               -                -                 -
                         -------          -------           -------
       State:
         Current               -                -                 -
         Deferred              -                -                 -
                         -------          -------           -------
                               -                -                 -
                         -------          -------           -------
         Total           $     -          $     -           $     -
                         =======          =======           =======

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

The Company's income tax expense (benefit) for the three months ended May 31, 2001 and 2000 and the period from February 10, 1999 (date of inception) through May 31, 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                Period from
                                                                                             February 10, 1999
                                                            Three months     Three months    (date of inception)
                                                                ended            ended            through
                                                               May 31,          May 31,           May 31,
                                                                2001              2000              2001
                                                            ---------------------------------------------------

Statutory rate applied to income before income taxes         $   (850)       $   (34,000)     $     (168,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             -                  -                   -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         850             34,000             168,000
                                                            ---------        -----------       -------------

         Income tax expense                                   $     -        $         -       $           -
                                                            =========        ===========       =============

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2001 and 2000, respectively:

                                                     May 31,           May 31,
                                                      2001              2000
                                                   ------------   --------------
     Deferred tax assets
         Net operating loss carryforwards            $      -       $ 128,000
         Less valuation allowance                           -        (128,000)
                                                     --------       ---------

         Net Deferred Tax Asset                      $     -        $       -
                                                     ========       =========

During the three months ended May 31, 2001 and 2000, the reserve for the deferred current tax asset increased (decreased) by approximately $-0- and $34,000, respectively.


Note I - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of May 31, 2001, there were no shares of preferred stock issued and outstanding.


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



                (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations, Liquidity and Capital Resources or Plan of Operation

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

On July 20, 2001, the Company entered into a Share Exchange Agreement, to be completed on or before August 31, 2001, whereby the Company would acquire 100.0% of the issued and outstanding capital stock of F & F Equipment, Inc. (a privately-owned Florida corporation) (F&F) in exchange for 25,000,000 post-reverse split shares of common stock of the Company to effect a reverse acquisition of F&F. On August 31, 2001, F&F and the Company agreed that there was a failure of consideration on the part of one (1) or both of the parties to the Agreement. F&F and the Company agreed that it was in the best interest of both parties to void, cancel and terminate the Agreement ab initio and to release any claims F&F has against the Company as well as any claims that the Company has against F&F in consideration of such release.

Accordingly, the Company has been virtually dormant since November 30, 2000.

The  Company's   discontinued   operations   incurred   operating   expenses  of
approximately $-0- and $100,500 during the respective three month periods ended May 31, 2001 and 2000.

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

At May 31, 2001 and 2000, respectively, the Company had working capital of approximately $-0- and $(11,000).

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

(3)  Plan of Business

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

(1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(4)  Liquidity and Capital Resources

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

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services.


Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

   None

Reports on Form 8-K

October 16, 2000    Announcement of merger with Capstra Capital Corp.

July 1, 2001        Announcement of Agreement to acquire F&F Equipment, Inc. via a reverse acquisition transaction.

October 2, 2001     Announcement  of  Agreement  to  rescind  the  Agreement  to acquire F&F Equipment, Inc.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     American Recreational Enterprises, Inc.



Dated: January 28, 2003                          /s/ Andres Fernandez
       ----------------                     ------------------------------------
                                                                Andres Fernandez
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

                    Certification Pursuant to 18 USC, Section
            1350, as Adopted Pursuant to Sections 302 and 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of American Recreational Enterprises, Inc. (Registrant) on Form 10-QSB for the quarter ended May 31, 2001, as filed with the Securities and Exchange Commission, on the date hereof, I, Andres Fernandez, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  American
     Recreational Enterprises, Inc. for the quarter ended May 31, 2001.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Andres Fernandez                              Dated: January 28, 2003
--------------------                                     ----------------

Andres Fernandez
Chief Executive Officer and
Chief Financial Officer