Form 10QSB
period 2001-08-31
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-02-25
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the quarterly period ended August 31, 2001

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

                     American Recreational Enterprises, Inc.

                Form 10-QSB for the Quarter ended August 31, 2001

                                Table of Contents


                                                                               Page
Part I - Financial Information

  Item 1   Financial Statements                                                  3

  Item 2   Management's Discussion and Analysis or Plan of Operation            15

  Item 3   Controls and Procedures                                              17

Part II - Other Information

  Item 1   Legal Proceedings                                                    18

  Item 2   Changes in Securities                                                18

  Item 3   Defaults Upon Senior Securities                                      18

  Item 4   Submission of Matters to a Vote of Security Holders                  18

  Item 5   Other Information                                                    18

  Item 6   Exhibits and Reports on Form 8-K                                     18


Signatures                                                                      19

Certifications                                                                  20

Part I

Item 1 - Financial Statements

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                            August 31, 2001 and 2000


                                                                August 31,        August 31,
                                                                   2001              2000
                                                                -------------   -------------
     ASSETS

Current Assets
   Cash on hand and in bank                                     $           -   $       2,171
   Net current assets of discontinued operations                            -           3,693
                                                                -------------   -------------
     Total Current Assets                                                   -           5,864
                                                                -------------   -------------

Other Assets
   Other assets of discontinued operations                                  -          13,002
                                                                -------------   -------------

Total Assets                                                    $           -   $       18,866
                                                                =============   =============


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Net current liabilities of discontinued operations         $           -   $      44,222
                                                                -------------   -------------
     Total Current Liabilities                                              -          44,222
                                                                -------------   -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                            -               -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     110,007 and 59,375 shares issued
       and outstanding, respectively                                      110              59
   Additional paid-in capital                                         654,668         429,891
   Foreign currency translation                                             -             325
   Deficit accumulated during the development stage                  (654,778)       (455,631)
                                                                -------------   -------------
     Total Shareholders' Equity (Deficit)                                   -         (25,356)
                                                                -------------   -------------

   Total Liabilities and Shareholders' Equity (Deficit)         $           -   $      18,866
                                                                =============   =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                   Statements of Operations and Comprehensive
                 Loss Six and Three months ended August 31, 2001
                   and 2000 and Period from February 10, 1999
                   (date of inception) through August 31, 2001


                                                                                                   Period from
                                                                                                February 10, 1999
                                   Six months     Six months     Three months   Three months     (date of inception)
                                      ended          ended           ended           ended           through
                                   August 31,     August 31,      August 31,      August 31,       August 31,
                                    2001            2000            2001            2000              2001
                               -------------------------------------------------------------------------------------
Revenues                            $          -  $         -   $          -    $          -     $           -
                                    ------------  -----------   -------------   ------------     -------------

Expenses
   General and administrative
     expenses                            162,611            -         160,111              -           162,611
                                    ------------  -----------   -------------   ------------     -------------

     Total operating expenses            162,611            -         160,111              -           162,611
                                    ------------  -----------   -------------   ------------     -------------

Loss from continuing
   operations before provision
   for income taxes and
   discontinued operations              (162,611)           -        (160,111)             -          (162,611)

Provision for income taxes                     -            -               -              -                 -
                                    ------------  -----------   -------------   ------------     -------------

Loss before discontinued
   operations                           (162,611)           -        (160,111)             -          (162,611)

Discontinued operations
   Gain on final settlement
     and disposition of assets
     and operations, net of
     income taxes                              -            -               -              -            74,933
   Income from operations
     of discontinued subsidiary,
     net of income taxes                       -     (179,133)              -        (78,587)         (566,052)
                                    ------------  -----------   -------------   ------------     -------------

Net Loss                               (162,611)     (179,133)       (160,111)       (78,587)         (653,730)

Other Comprehensive Income
   Foreign currency
     translation effect upon
     dissolution of operations                 -            -               -              -            (1,048)
                                    ------------  -----------   -------------   ------------     -------------

Comprehensive Loss                  $   (162,611) $  (179,133)  $    (160,111)  $    (78,587)    $    (654,778)
                                    ============  ===========   =============   ============     =============

                                  - Continued -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                Statements of Operations and Comprehensive Loss -
                 Continued Six and Three months ended August 31,
                 2001 and 2000 and Period from February 10, 1999
                   (date of inception) through August 31, 2001


                                                                                                   Period from
                                                                                                February 10, 1999
                                   Six months     Six months     Three months   Three months     (date of inception)
                                      ended          ended           ended           ended           through
                                   August 31,     August 31,      August 31,      August 31,       August 31,
                                    2001            2000            2001            2000              2001
                               -------------------------------------------------------------------------------------

Loss before discontinued
   operations                       $   (162,611) $         -   $    (160,111)  $          -     $    (162,611)

Discontinued operations                        -     (179,133)              -        (78,587)         (492,167)
                                    ------------  -----------   -------------   ------------     -------------

Net Loss                            $   (162,611) $  (179,133)  $    (160,111)  $    (78,587)    $    (654,778)
                                    ============  ===========   =============   ============     =============


Earnings per share of
   common stock outstanding
   computed on net loss -
   basic and fully diluted
     From continuing
       operations                   $      (2.06) $      0.00   $       (1.75)  $       0.00     $       (2.65)
     From discontinued
       operations                          (0.00)       (2.90)          (0.00)         (1.38)            (8.02)
                                    ------------  -----------   -------------   ------------     -------------
       Totals                       $      (2.06) $     (2.90)  $       (1.75)  $      (1.38)    $      (10.67)
                                    ============  ===========   =============   ============     =============

Weighted-average number
   of shares outstanding -
   basic and fully diluted                78,873       61,759          91,514         56,887            61,381
                                    ============  ===========   =============   ============     =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
                (Deficit) Period from February 10, 1999 (date of
                       inception) through August 31, 2001

                                                                                           Deficit
                                                                                          accumulated
                                                               Additional   Other         during the
                                              Common Stock       paid-in  comprehensive   development
                                           Shares     Amount    capital    income          stage           Total
                                          --------- ---------  ---------  -------------  --------------  ------------
Shares issued at February 10,  1999
   incorporation, post reverse split         52,252 $      52  $  22,248  $         -    $         -     $    22,300
Net loss for the period                           -         -          -            -        (25,818)        (25,818)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at February 28, 1999                52,252        52     22,248            -        (25,818)         (3,518)

Issuance of common stock                      3,308         4    250,071            -              -          250,075
Foreign currency translation effects              -         -          -        1,048              -            1,048
Net loss for the year                             -         -          -            -       (250,680)       (250,680)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at February 29, 2000                55,560        56    272,319        1,048       (276,498)         (3,075)

Issuance of common stock                      9,572         9    219,783            -              -         219,792
Foreign currency translation effects              -         -          -       (1,048)             -          (1,048)
Net loss for the year                             -         -          -            -       (215,669)       (215,669)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at February 28, 2001                65,132        65    492,102            -       (492,167)              -

Stock issued for professional fees           44,875        45    162,566            -              -         162,611
Net loss for the period                           -         -          -            -       (162,611)       (162,611)
                                          --------- ---------  ---------  -----------    -----------     -----------

Balances at August 31, 2001                 110,007 $     110  $ 654,668  $         -    $ (654,778)     $         -
                                          ========= =========  =========  ===========    ===========     ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Six months ended August 31, 2001 and 2000
              and Period from February 10, 1999 (date of inception)
                             through August 31, 2001


                                                                                                   Period from
                                                                                                February 10, 1999
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                August 31,       August 31,        August 31,
                                                                   2001              2000              2001
                                                            ------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                          $    (162,611)   $    (179,133)    $    (654,778)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                         -                -           (45,892)
       Depreciation                                                      -              871             1,751
       Foreign currency translation                                      -             (723)            2,096
       Common stock issued for professional fees                   162,611                -           167,111
       (Increase) Decrease in
         Current assets of discontinued operations                       -           (5,391)                -
       Increase (Decrease) in
         Current liabilities of discontinued operations                  -            3,570                 -
                                                             -------------    -------------     -------------
Net cash used in operating activities                                    -         (180,806)         (529,712)
                                                             -------------    -------------     -------------


Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                             -           (5,788)           (9,220)
                                                             -------------    -------------     -------------
Net cash used in investing activities                                    -           (5,788)           (9,220)
                                                             -------------    -------------     -------------


Cash Flows from Financing Activities
   Advances from affiliates and related parties                          -           17,100            51,265
   Proceeds from sales of common stock                                   -          157,575           487,667
                                                             -------------    -------------     -------------
Net cash provided by financing activities                                -          174,675           538,932
                                                             -------------    -------------     -------------

Increase (Decrease) in Cash                                              -          (11,919)                -

Cash at beginning of period                                              -           14,090                 -
                                                             -------------    -------------     -------------

Cash at end of period                                        $           -    $       2,171     $           -
                                                             =============    =============     =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                              $           -    $           -     $           -
                                                             =============    =============     =============
     Income taxes paid for the year                          $           -    $           -     $           -
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

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage as it has generated no significant operating revenues and has incurred cumulative operating losses of approximately $655,000.

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At August 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of August 31, 2001 and 2000, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


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

Note H - Income Taxes

The components of income tax (benefit) expense for the six months ended August 31, 2001 and 2000 and for the period from February 10, 1999 (date of inception) through August 31, 2001, respectively, are as follows:

                                                           Period from
                                                        February 10, 1999
                        Six months       Six months    (date of inception)
                           ended            ended            through
                        August 31,       August 31,        August 31,
                           2001              2000              2001
                       ---------------------------------------------------
       Federal:
         Current         $     -          $     -           $     -
         Deferred              -                -                 -
                         -------          -------            ------
                               -                -                 -
                         -------          -------            ------
       State:
         Current               -                -                 -
         Deferred              -                -                 -
                         -------          -------            ------
                               -                -                 -
                         -------          -------            ------

         Total           $     -          $     -           $     -
                          ======           ======            ======

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

The Company's income tax expense (benefit) for the six months ended August 31, 2001 and 2000 and the period from February 10, 1999 (date of inception) through August 31, 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                               Period from
                                                                                            February 10, 1999
                                                              Six months     Six months    (date of inception)
                                                                 ended          ended            through
                                                              August 31,     August 31,        August 31,
                                                                 2001            2000              2001
                                                            --------------------------------------------------
Statutory rate applied to income before income taxes         $  (55,000)     $  (61,000)     $ (223,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                               -               -               -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward        55,000          61,000         223,000
                                                             ----------       ---------      ----------

         Income tax expense                                  $        -       $       -      $        -
                                                             ==========       =========      ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2001 and 2000, respectively:

                                               August 31,        August 31,
                                                  2001              2000
                                              ---------------------------------
       Deferred tax assets
         Net operating loss carryforwards       $     -           $ 155,000
         Less valuation allowance                     -            (155,000)
                                                -------           ---------

         Net Deferred Tax Asset                 $     -           $       -
                                                =======           =========

During the six months ended August 31, 2001 and 2000, the reserve for the deferred current tax asset increased (decreased) by approximately $-0- and $61,000, respectively.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note I - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of August 31, 2001, there were no shares of preferred stock issued and outstanding.


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

On or about April 2, 1999, the Company issued approximately 3,300 shares of common stock to 16 existing shareholders for cash proceeds of approximately $99,250 under an offering exempt for registration pursuant to Rule 504 of Regulation D.

On or about June 14, 1999, the Company issued approximately 3,000 shares of common stock to 9 existing shareholders for cash proceeds of approximately $150,825 under an exemption from registration specified by Regulation S.

On October 12, 2000, the Company issued 2,250 shares to acquire all the outstanding shares of common stock of Capstra Capital Corp., a Washington corporation, from the shareholders of Capstra, as per agreement.

On or about March 12, 2001, the Company issued 1,250 shares of restricted, unregistered common stock to an unrelated individual for investor relations services. This transaction was valued at approximately $2,500 which approximated the "fair value" of the services rendered and the closing quoted market price of the Company's common stock as discounted for the required holding period pursuant to Rule 144 on unregistered securities.

On or about July 10,2001, the Company issued 43,625 shares of restricted, unregistered common stock to various former officers and other individuals for professional services, compensation and reimbursement of expenses paid on behalf of the Company to preserve the corporate entity during the period from November 30, 2000 through June 30, 2001. This transaction was valued at approximately $160,000 which approximated the "fair value" of the services rendered and the closing quoted market price of the Company's common stock as discounted for the required holding period pursuant to Rule 144 on unregistered securities.

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

During the six and three months ended August 31, 2002, the Company recognized non-cash expenses of approximately $163,000 for various professional services, compensation of former employees and reimbursement of various expenses paid on behalf of the Company to preserve the corporate entity.

The  Company's   discontinued   operations   incurred   operating   expenses  of
approximately $-0- and $179,000 during the respective three month periods ended May 31, 2001 and 2000.

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

At August 31, 2001 and 2000, respectively, the Company had working capital of approximately $-0- and $(38,000).

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


                     American Recreational Enterprises, Inc.



Dated: January 28, 2003                           /s/ Andres Fernandez
       ----------------                     ------------------------------------
                                                                Andres Fernandez
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

                    Certification Pursuant to 18 USC, Section
            1350, as Adopted Pursuant to Sections 302 and 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of American Recreational Enterprises, Inc. (Registrant) on Form 10-QSB for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission, on the date hereof, I, Andres Fernandez, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes- Oxley Act of 2002, that:

1)   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  American
     Recreational Enterprises, Inc. for the quarter ended August 31, 2001.

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