Form 10KSB
period 2002-02-28
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-02-25
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

       For the fiscal year ended February 28, 2002

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

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]   No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2002 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of February 28, 2002 was approximately $-0-.

As of January 28, 2003, there were 5,360,007 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X

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

On July 20, 2001, the Company entered into a Share Exchange Agreement, to be completed on or before August 31, 2001, whereby the Company would acquire 100.0% of the issued and outstanding capital stock of F&F Equipment, Inc. (a privately-owned Florida corporation) (F&F) in exchange for 25,000,000 post-reverse split shares of common stock of the Company to effect a reverse acquisition of F&F.

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

Recent sales of unregistered securities

On or about March 12, 2001, the Company issued 1,250 shares of restricted, unregistered common stock to Greg Labute, an unrelated individual for investor relations services. This transaction was valued at approximately $2,500 which approximated the "fair value" of the services rendered and the closing quoted market price of the Company's common stock as discounted for the required holding period pursuant to Rule 144 on unregistered securities. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On or about July 10,2001, the Company issued 43,625 shares of restricted, unregistered common stock to Julain Carlson (100,000 shares), R. Brian Buchanan (200,000 shares), Nathan Drage (350,000 shares), Shiraz Hussein (75,000 shares) and Olympus Business (8,000,000 shares); all either former officers or other unrelated individuals, for professional services, compensation and reimbursement of expenses paid on behalf of the Company to preserve the corporate entity during the period from November 30, 2000 through June 30, 2001. This transaction was valued at approximately $160,000 which approximated the "fair value" of the services rendered and the closing quoted market price of the Company's common stock as discounted for the required holding period pursuant to Rule 144 on unregistered securities. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On or about September 1, 2002, the Company issued 5,250,000 shares of restricted, unregistered common stock to Andres Fernandez (2,000,000 shares), J.
A. Fernandez, Sr. (500,000 shares), Maria Fernandez (500,000 shares), Emilio D. Jara (500,000 shares), Jorge Elias (500,000 shares), Brad Curtsinger (500,000 shares), Charles Adams (500,000 shares) and Philip Johnston, Esq. (250,000 shares), all either current management or other related and unrelated individuals as compensation related to the proposed transaction with F&F Equipment, Inc. This transaction was valued at approximately $5,250 which approximated the "fair value" of the services rendered and the closing quoted market price of the Company's common stock as discounted for the required holding period pursuant to Rule 144 on unregistered securities. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.


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

During the year ended February 28, 2002, the Company recognized non-cash expenses of approximately $168,000, which were paid with the issuance of restricted, unregistered shares of the Company's common stock, for various professional services, compensation of former employees and reimbursement of various expenses paid on behalf of the Company to preserve the corporate entity.

The  Company's   discontinued   operations   incurred   operating   expenses  of
approximately $303,800 during the year ended February 28, 2001.

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

At February 28, 2002 and 2001, respectively, the Company had working capital of approximately $-0-.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                                    Contents

                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements
   Balance Sheets
     as of February 28, 2002 and 2001                                        F-3

   Statements of Operations
     for the years ended February 28, 2002 and 2001 and
     for the period from February 10, 1999 (date of inception)
       through February 28, 2002                                             F-4

   Statement of Changes in Shareholders' Equity (Deficit)
     for the years ended February 28, 2002 and 2001 and
     for the period February 10, 1999 (date of inception)
       through February 28, 2002                                             F-5

   Statements of Cash Flows
     for the years ended February 28, 2002 and 2001 and
     for the period February 10, 1999 (date of inception)
       through February 28, 2002                                             F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
American Recreational Enterprises, Inc.

We have audited the accompanying balance sheets of American Recreational Enterprises, Inc. (formerly Greatestescapes.com, Inc. and/or American Ammunition, Inc.) (a Nevada corporation and a development stage enterprise) as of February 28, 2002 and 2001 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the years ended February 28, 2002 and 2001 and for the period from February 10, 1999 (date of inception) through February 28, 2002, respectively. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Recreational
Enterprises, Inc. (formerly Greatestescapes.com, Inc. and/or American Ammunition, Inc.) as of February 28, 2002 and 2001 and the results of its operations and its cash flows for each of the years ended February 28, 2002 and 2001 and for the period from February 10, 1999 (date of inception) through February 28, 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                         /s/ S. W. Hatfield, CPA
                                                             S. W. HATFIELD, CPA
Dallas, Texas
January 29, 2003


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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                                 Balance Sheets

                           February 28, 2002 and 2001

                                                                 February 28,   February 28,
                                                                     2002            2001
                                                                 -----------    -----------
     ASSETS
Current Assets
   Cash on hand and in bank                                       $        -    $         -
                                                                 -----------    -----------
   Total Current Assets                                                    -              -
                                                                 -----------    -----------
Total Assets                                                      $        -    $         -
                                                                 ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $        -    $         -
                                                                 -----------    -----------
     Total Current Liabilities                                             -              -
                                                                 -----------    -----------

Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                           -              -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     5,360,007 and 65,132 shares issued
       and outstanding, respectively                                   5,360             65
   Additional paid-in capital                                        654,668        492,102
   Deficit accumulated during the development stage                 (660,028)      (492,167)
                                                                 -----------    -----------
   Total Shareholders' Equity (Deficit)                                    -              -
                                                                 -----------    -----------
   Total Liabilities and Shareholders' Equity (Deficit)           $        -    $         -
                                                                 ===========    ===========



The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                 Statements of Operations and Comprehensive Loss

                   Years ended February 28, 2002 and 2001 and
   Period from February 10, 1999 (date of inception) through February 28, 2002


                                                                                        Period from
                                                                                     February 10, 1999
                                                                                    (date of inception)
                                                           Year ended    Year ended       through
                                                          February 28,  February 28,    February 28,
                                                             2002          2001            2002
                                                          -----------   -----------     -----------
Revenues                                                  $         -   $         -     $         -
                                                          -----------   -----------     -----------
Expenses
   General and administrative expenses                        167,861             -         167,861
                                                          -----------   -----------     -----------
     Total operating expenses                                 167,861             -         167,861
                                                          -----------   -----------     -----------
Loss from continuing operations
   before provision for income taxes                         (167,861)            -        (167,861)

Provision for income taxes                                          -             -               -
                                                          -----------   -----------     -----------
Discontinued operations
   Gain on final settlement and disposition of assets
     and operations, net of income taxes                            -        74,933          74,933
   Income from operations of discontinued subsidiary,
     net of income taxes                                            -      (289,554)       (566,052)
                                                          -----------   -----------     -----------
Net Loss                                                     (167,861)     (214,621)       (658,980)

Other Comprehensive Income
   Foreign currency translation effect
     upon dissolution of operations                                 -        (1,048)         (1,048)
                                                          -----------   -----------     -----------
Comprehensive Loss                                        $  (167,861)  $  (215,669)    $  (660,028)
                                                          ===========   ===========     ===========

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted
     From continuing operations                           $     (0.06)  $      0.00     $     (0.18)
     From discontinued operations                               (0.00)        (3.63)          (0.54)
                                                          -----------   -----------     -----------
       Totals                                             $     (0.06)  $     (3.63)    $     (0.72)
                                                          ===========   ===========     ===========
Weighted-average number of shares
   outstanding - basic and fully diluted                    2,667,737        59,350         922,289
                                                          ===========   ===========     ===========


The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

             Statement of Changes in Shareholders' Equity (Deficit)

   Period from February 10, 1999 (date of inception) through February 28, 2002

                                                                                               Deficit
                                                                                             accumulated
                                                                   Additional    Other         during the
                                                Common Stock       paid-in    comprehensive   development
                                            Shares        Amount   capital      income           stage           Total
                                           ----------    --------  ---------  ------------   ------------       -----------

Shares issued on February 10, 1999          4,460,000    $  4,460  $  17,840    $       -     $         -       $   22,300
   Effect of rounding on
     July 2001 reverse split               (4,407,748)     (4,408)     4,408            -               -                -
Net loss for the period                             -           -          -            -         (25,818)         (25,818)
                                           ----------    --------  ---------    ---------     -----------       -----------
Balances at February 28, 1999                  52,252          52     22,248            -         (25,818)          (3,518)

Issuance of common stock                        3,308           4    250,071            -               -          250,075
Foreign currency translation effects                -           -          -        1,048               -            1,048
Net loss for the year                               -           -          -            -        (250,680)        (250,680)
                                           ----------    --------  ---------    ---------     -----------       -----------
Balances at February 29, 2000                  55,560          56    272,319        1,048        (276,498)          (3,075)

Issuance of common stock                        9,572           9    219,783            -               -          219,792
Foreign currency translation effects                -           -          -       (1,048)              -           (1,048)
Net loss for the year                               -           -          -            -        (215,669)        (215,669)
                                           ----------    --------  ---------    ---------     -----------       -----------
Balances at February 28, 2001                  65,132          65    492,102            -        (492,167)               -

Stock issued for professional fees          5,294,875       5,295    162,566            -               -          167,861
Net loss for the period                             -           -          -            -        (167,861)        (167,861)
                                           ----------    --------  ---------    ---------     -----------       -----------
Balances at February 28, 2002               5,360,007    $  5,360  $ 654,668    $       -     $  (660,028)      $         -
                                           ==========    ========  =========    =========     ===========       ===========


The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                            Statements of Cash Flows

                     Years ended February 28, 2002 and 2001
   Period from February 10, 1999 (date of inception) through February 28, 2002


                                                                                        Period from
                                                                                     February 10, 1999
                                                                                    (date of inception)
                                                           Year ended    Year ended       through
                                                          February 28,  February 28,    February 28,
                                                             2002          2001            2002
                                                          -----------   -----------     -----------
Cash Flows from Operating Activities
   Net income (loss) for the period                       $  (167,861)  $  (215,669)    $  (660,028)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                    -       (45,892)        (45,892)
       Depreciation                                                 -         1,236           1,751
       Foreign currency translation                                 -         1,048           2,096
       Common stock issued for professional fees              167,861         4,500         172,361
       (Increase) Decrease in
         Current assets of discontinued operations                  -         3,470               -
       Increase (Decrease) in
         Current liabilities of discontinued operations             -       (23,552)              -
                                                          -----------   -----------     -----------
Net cash used in operating activities                               -      (274,859)       (529,712)
                                                          -----------   -----------     -----------
Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                        -        (5,788)         (9,220)
                                                          -----------   -----------     -----------
Net cash used in investing activities                               -        (5,788)         (9,220)
                                                          -----------   -----------     -----------
Cash Flows from Financing Activities
   Advances from affiliates and related parties                     -        51,265          51,265
   Proceeds from sales of common stock                              -       215,292         487,667
                                                          -----------   -----------     -----------
Net cash provided by financing activities                           -       266,557         538,932
                                                          -----------   -----------     -----------

Increase (Decrease) in Cash                                         -       (14,090)              -
Cash at beginning of period                                         -        14,090               -
                                                          -----------   -----------     -----------

Cash at end of period                                     $         -   $         -     $         -
                                                          -----------   -----------     -----------

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                           $         -   $         -     $         -
                                                          ===========   ===========     ===========
     Income taxes paid for the year                       $         -   $         -     $         -
                                                          ===========   ===========     ===========

The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

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

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

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

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

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

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At February 28, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of February 28, 2002 and 2001, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of February 28, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

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

Summarized results of operations for the disposed operations for the year ended February 28, 2001 is as follows:

              Net sales                               $    13,257
              Operating income (loss)                 $(289,554)
              Loss from discontinued operations       $(215,669)


Note G - Advances from Shareholder

During Fiscal 2001, various entities affiliated with the Company's controlling shareholders and/or officers advanced the Company approximately $51,000 to support operations, settle outstanding trade accounts payable and provide working capital. These advances were repayable upon demand and were non-interest bearing. These liabilities were assumed by the Company's officers on December 1, 2000 as a result of the transfer of the Company's assets and operations.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes

The components of income tax (benefit) expense for the years ended February 28, 2002 and 2001 and the period from February 10, 1999 (date of inception) through February 28, 2002, respectively, are as follows:

                                                               Period from
                                                            February 10, 1999
                                                           (date of inception)
                            Year ended       Year ended          through
                           February 28,     February 28,       February 28,
                               2002              2001              2002
       Federal:
         Current             $     -          $     -           $     -
         Deferred                  -                -                 -
                                   -                -                 -
       State:
         Current                   -                -                 -
         Deferred                  -                -                 -
                                   -                -                 -
         Total               $     -          $     -           $     -

As a result of various changes in control in prior years, the Company has a nominal net operating loss carryforward for income tax purposes. If not utilized, this net operating loss carryforward will begin to expire in 2022. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended February 28, 2002 and 2001 and the period from February 10, 1999 (date of inception) through February 28, 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                February 10, 1999
                                                                                               (date of inception)
                                                                Year ended       Year ended          through
                                                               February 28,     February 28,        February 28,
                                                                   2002              2001              2002

Statutory rate applied to income before income taxes              $ (57,000)    $  (73,300)       $  (224,400)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                   -              -                  -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward            57,000         73,300            224,400
         Income tax expense                                       $       -     $        -        $         -

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2002 and 2001, respectively:


                                                  February 28,  February 28,
                                                     2002           2001
       Deferred tax assets
         Net operating loss carryforwards         $  1,800        $     -
         Less valuation allowance                   (1,800)             -

         Net Deferred Tax Asset                   $      -        $     -

During the years ended February 28, 2002 and 2001, the reserve for the deferred current tax asset increased (decreased) by approximately $1,800 and $(94,000), respectively.


Note I - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of February 28, 2002 and 2001, there were no shares of preferred stock issued and outstanding.


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

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

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

                                    PART III

Item  9 - Directors,   Executive  Officers,  Promoters   and   Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

      Name                   Age      Position Held and Tenure
--------------------         ---      -----------------------------
 Andres F. Fernandez         36       President, Chief Executive Officer
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

     Name and address        Number of SharesBeneficially Owned    % of Class
-------------------------    ----------------------------------    ----------
Andres F. Fernandez (1)                  2,000,000                  37.31%
J. A. Fernandez, Sr. (1, 2)              500,000                    9.33%
Maria Fernandez (1, 2)                   500,000                    9.33%
Emilio D. Jara (1)                       500,000                    9.33%
Jorge Elias (1)                          500,000                    9.33%
Brad Curtsinger (1)                      500,000                    9.33%
Charles Adams (1)                        500,000                    9.33%

All Directors and                        2,000,000                  37.31%
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

                     American Recreational Enterprises, Inc.

Dated: January 28, 2003                            By:      /s/ Andres Fernandez
                                                        ------------------------
                                                                Andres Fernandez
                                                        Chief Executive Officer,
                                            Chief Financial Officer and Director



In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: January 28, 2003                            By:      /s/ Andres Fernandez
                                                        ------------------------
                                                                Andres Fernandez
                                                        Chief Executive Officer,
                                            Chief Financial Officer and Director

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of American Recreational Enterprises, Inc. (Registrant) on Form 10-KSB for the year ended February 28, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Andres Fernandez, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of American Recreational Enterprises, Inc. for the year ended February 28, 2002.

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


/s/ Andres Fernandez                              Dated: January 28, 2003
-------------------------------
Andres Fernandez
Chief Executive Officer and
Chief Financial Officer (or the equivalent thereof)