Form 10QSB
period 2002-05-31
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-02-25
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002

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

                     American Recreational Enterprises, Inc.

                 Form 10-QSB for the Quarter ended May 31, 2002

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        14

  Item 3   Controls and Procedures                                          16

Part II - Other Information

  Item 1   Legal Proceedings                                                17

  Item 2   Changes in Securities                                            17

  Item 3   Defaults Upon Senior Securities                                  17

  Item 4   Submission of Matters to a Vote of Security Holders              17

  Item 5   Other Information                                                17

  Item 6   Exhibits and Reports on Form 8-K                                 17

Signatures                                                                  18

Certifications                                                              19

                                     Part I

Item 1 - Financial Statements

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                              May 31, 2002 and 2001


                                                                 May 31,           May 31,
                                                                  2002              2001
                                                              ---------------------------------
     ASSETS

Current Assets
   Cash on hand and in bank                                   $            -    $            -
                                                               -------------     -------------

     Total Current Assets                                                  -                 -
                                                               -------------     -------------

Total Assets                                                  $            -    $            -
                                                               =============     =============


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Accounts payable - trade                                 $            -    $            -
                                                               -------------     -------------

     Total Current Liabilities                                             -                 -
                                                               -------------     -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                           -                 -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     5,360,007 and 66,382 shares issued
       and outstanding, respectively                                   5,360                66
   Additional paid-in capital                                        654,668           496,601
   Deficit accumulated during the development stage                 (660,028)         (496,667)
                                                               -------------     -------------
     Total Shareholders' Equity (Deficit)                                  -                 -
                                                               -------------     -------------

   Total Liabilities and Shareholders' Equity (Deficit)       $            -    $            -
                                                               =============     =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Three months ended May 31, 2002 and 2001 and
     Period from February 10, 1999 (date of inception) through May 31, 2002


                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months   (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2002              2001              2002
                                                            ------------------------------------------------------

Revenues                                                       $           -    $           -     $           -
                                                               -------------    -------------     -------------

Expenses
   General and administrative expenses                                     -            2,500           167,861
                                                               -------------    -------------     -------------

Loss from continuing operations
   before provision for income taxes                                       -           (2,500)         (167,861)

Provision for income taxes                                                 -                -                 -
                                                               -------------    -------------     -------------

Loss before discontinued operations                                        -           (2,500)         (167,861)

Discontinued operations
   Gain on final settlement and disposition of assets
     and operations, net of income taxes                                   -                -            74,933
   Income from operations of discontinued subsidiary,
     net of income taxes                                                   -                -          (566,052)
                                                               -------------    -------------     -------------

Net Loss                                                                   -           (2,500)         (658,980)

Other Comprehensive Income
   Foreign currency translation effect
     upon dissolution of operations                                        -                -            (1,048)
                                                               -------------    -------------     -------------

Comprehensive Loss                                             $           -    $      (2,500)    $    (660,028)
                                                               =============    =============     =============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted
     From continuing operations                                $        0.00    $        0.00     $       (0.13)
     From discontinued operations                                      (0.00)           (0.00)            (0.39)
                                                               -------------    -------------     -------------
       Totals                                                  $       (0.00)   $       (0.00)    $       (0.52)
                                                               =============    =============     =============

Weighted-average number of shares
   outstanding - basic and fully diluted                           5,360,007           66,233         1,260,821
                                                               =============    =============     =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
                (Deficit) Period from February 10, 1999 (date of
                         inception) through May 31, 2002

                                                                                                  Deficit
                                                                                                 accumulated
                                                                    Additional     Other         during the
                                                  Common Stock        paid-in   comprehensive    development
                                               Shares       Amount    capital      income            stage           Total
                                              ----------------------------------------------------------------------------------

Shares issued on February 10, 1999             4,460,000     $4,460  $   17,840 $        -    $           -     $       22,300
   Effect of rounding on
     July 2001 reverse split                  (4,407,748)    (4,408)      4,408          -                -                  -
Net loss for the period                                -          -           -          -           (25,818)          (25,818)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 28, 1999                     52,252         52      22,248          -           (25,818)           (3,518)
Issuance of common stock                           3,308          4     250,071          -                -            250,075
Foreign currency translation effects                   -          -           -      1,048                -              1,048
Net loss for the year                                  -          -           -          -          (250,680)         (250,680)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 29, 2000                     55,560         56     272,319      1,048          (276,498)           (3,075)
Issuance of common stock                           9,572          9     219,783          -                 -           219,792
Foreign currency translation effects                   -          -           -     (1,048)                -            (1,048)
Net loss for the year                                  -          -           -          -          (215,669)         (215,669)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 28, 2001                     65,132         65     492,102          -          (492,167)                -
Stock issued for professional fees             5,294,875      5,295     162,566          -                 -           167,861
Net loss for the year                                  -          -           -          -          (167,861)         (167,861)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 28, 2002                  5,360,007      5,360     654,668          -          (660,028)                -
Net loss for the period                                -          -           -          -                 -                 -
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at May 31, 2002                       5,360,007     $5,360  $  654,668 $        -    $     (660,028)   $            -
                                              ==========  =========  ========== ==========    ==============    ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Three months ended May 31, 2002 and 2001
              and Period from February 10, 1999 (date of inception)
                              through May 31, 2002


                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months   (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2002              2001              2002
                                                            ------------------------------------------------------

Cash Flows from Operating Activities
   Net income (loss) for the period                            $           -    $      (2,500)    $    (660,028)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                           -                -           (45,892)
       Depreciation                                                        -                -             1,751
       Foreign currency translation                                        -                -             2,096
       Common stock issued for professional fees                           -            2,500           172,361
       (Increase) Decrease in
         Current assets of discontinued operations                         -                -                 -
       Increase (Decrease) in
         Current liabilities of discontinued operations                    -                -                 -
                                                               -------------    -------------     -------------
Net cash used in operating activities                                      -                -          (529,712)
                                                               -------------    -------------     -------------

Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                               -                -            (9,220)
                                                               -------------    -------------     -------------
Net cash used in investing activities                                      -                -            (9,220)
                                                               -------------    -------------     -------------

Cash Flows from Financing Activities
   Advances from affiliates and related parties                            -                -            51,265
   Proceeds from sales of common stock                                     -                -           487,667
                                                               -------------    -------------     -------------
Net cash provided by financing activities                                  -                -           538,932
                                                               -------------    -------------     -------------

Increase (Decrease) in Cash                                                -                -                 -
Cash at beginning of period                                                -                -                 -
                                                               -------------    -------------     -------------

Cash at end of period                                          $           -    $           -     $           -
                                                               =============    =============     =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                                $           -    $           -     $           -
                                                               =============    =============     =============
     Income taxes paid for the year                            $           -    $           -     $           -
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended February 28, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending February 28, 2003.

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2002 and 2001, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


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


Note F - Advances from Shareholder

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


Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended May 31, 2002 and 2001 and for the period from February 10, 1999 (date of inception) through May 31, 2002, respectively, are as follows:

                                                             Period from
                                                          February 10, 1999
                         Three months   Three months    (date of inception)
                             ended         ended              through
                            May 31,       May 31,             May 31,
                             2002           2001                2002
                         ---------------------------------------------------
       Federal:
         Current           $     -         $     -           $     -
         Deferred                -               -                 -
                           -------          ------            ------
                                 -               -                 -
                           -------          ------            ------
       State:
         Current                 -               -                 -
         Deferred                -               -                 -
                           -------          ------            ------
                                 -               -                 -
                           -------          ------            ------

         Total             $     -         $     -           $     -
                            ======          ======            ======

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

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G- Income Taxes - Continued

The Company's income tax expense (benefit) for the three months ended May 31, 2002 and 2001 and the period from February 10, 1999 (date of inception) through May 31, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2002              2001              2002
                                                            ------------------------------------------------------
Statutory rate applied to income before income taxes                 $     -          $  (850)      $(224,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                    -                -               -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward                  -              850         224,000
                                                                     -------          -------       ---------

         Income tax expense                                          $     -          $     -       $       -
                                                                     =======          =======       =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2002 and 2001, respectively:

                                                May 31,           May 31,
                                                 2002              2001
                                               -------------------------------
       Deferred tax assets
         Net operating loss carryforwards       $ 1,800            $     -
         Less valuation allowance                (1,800)                 -
                                                 ------             ------

         Net Deferred Tax Asset                 $     -            $     -
                                                 ======             ======

During  the three  months  ended  May 31,  2002 and 2001,  the  reserve  for the
deferred  current  tax  asset  increased   (decreased)  by  approximately  $-0-,
respectively.


Note H - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of May 31, 2002 and 2001, there were no shares of preferred stock issued and outstanding.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note I - Common Stock Transactions

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

At May 31, 2002 and 2001, respectively, the Company had working capital of approximately $-0-.

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


                     American Recreational Enterprises, Inc.



Dated: January 28, 2003                         /s/ Andres Fernandez
       ----------------                      -----------------------------------
                                                                Andres Fernandez
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

                    Certification Pursuant to 18 USC, Section
            1350, as Adopted Pursuant to Sections 302 and 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of American Recreational Enterprises, Inc. (Registrant) on Form 10-QSB for the quarter ended May 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Andres Fernandez, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  American
     Recreational Enterprises, Inc. for the quarter ended May 31, 2002.

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