Form 10QSB
period 2002-11-30
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-02-25
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended November 30, 2002

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

                     American Recreational Enterprises, Inc.

               Form 10-QSB for the Quarter ended November 30, 2002

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

Part I

Item 1 - Financial Statements


                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                           November 30, 2002 and 2001


                                                                November 30,    November 30,
                                                                    2002            2001
                                                                -------------------------------
     ASSETS

Current Assets
   Cash on hand and in bank                                      $           -  $           -
                                                                 -------------  -------------

     Total Current Assets                                                    -              -
                                                                 -------------  -------------

Total Assets                                                     $           -  $           -
                                                                 =============  =============


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Accounts payable - trade                                    $           -  $           -
                                                                 -------------  -------------

     Total Current Liabilities                                               -              -
                                                                 -------------  -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                             -              -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     5,360,007 shares issued and outstanding, respectively               5,360          5,360
   Additional paid-in capital                                          654,668        654,668
   Deficit accumulated during the development stage                   (660,028)      (660,028)
                                                                 -------------  -------------

     Total Shareholders' Equity (Deficit)                                    -              -
                                                                 -------------  -------------

   Total Liabilities and Shareholders' Equity (Deficit)          $           -  $           -
                                                                 =============  =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                   Statements of Operations and Comprehensive
         Loss Nine and Three months ended November 30, 2002 and 2001 and
   Period from February 10, 1999 (date of inception) through November 30, 2002


                                                                                                   Period from
                                                                                                February 10, 1999
                                   Nine months  Nine months     Three months    Three months    (date of inception)
                                      ended          ended           ended           ended           through
                                  November 30,  November 30,    November 30,    November 30,       November 30,
                                      2002          2001            2002            2001              2002
                               ------------------------------------------------------------------------------------------
Revenues                         $           -  $            -  $           -   $           -    $            -
                                  ------------   -------------   ------------    ------------     -------------

Expenses
   General and administrative
     expenses                                -         167,861              -           5,250           167,861
                                  ------------   -------------   ------------    ------------     -------------

     Total operating expenses                -         167,861              -           5,250           167,861
                                  ------------   -------------   ------------    ------------     -------------

Loss from continuing
   operations before provision
   for income taxes and
   discontinued operations                   -        (167,861)             -          (5,250)         (167,861)

Provision for income taxes                   -               -              -               -                 -
                                  ------------   -------------   ------------    ------------     -------------

Loss before discontinued
   operations                                -        (167,861)             -          (5,250)         (167,861)

Discontinued operations
   Gain on final settlement
     and disposition of assets
     and operations, net of
     income taxes                            -             -               -                -           74,933
   Income from operations
     of discontinued subsidiary,
     net of income taxes                     -             -               -                -          (566,052)
                                  ------------   -------------   ------------    ------------     -------------

Net Loss                                     -        (167,861)             -          (5,250)         (658,980)

Other Comprehensive Income
   Foreign currency
     translation effect upon
     dissolution of operations               -               -              -               -            (1,048)
                                  ------------   -------------   ------------    ------------     -------------

Comprehensive Loss               $           -  $     (167,861)  $          -   $      (5,250)    $    (660,028)
                                  ============   =============   ============    ============     =============


                                              - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                        (a development stage enterprise)
                Statements of Operations and Comprehensive Loss -
      Continued Nine and Three months ended November 30, 2002 and 2001 and
   Period from February 10, 1999 (date of inception) through November 30, 2002


                                                                                                   Period from
                                                                                                February 10, 1999
                                   Nine months  Nine months     Three months    Three months    (date of inception)
                                      ended          ended           ended           ended           through
                                  November 30,  November 30,    November 30,    November 30,       November 30,
                                      2002          2001            2002            2001              2002
                               ------------------------------------------------------------------------------------------

Loss before discontinued
   operations                    $           -  $     (167,861) $           -   $      (5,250)   $     (167,861)

Discontinued operations                      -               -              -               -          (492,167)
                                  ------------   -------------   ------------    ------------     -------------

Net Loss                         $           -  $     (167,861) $           -   $      (5,250)   $     (660,028)
                                  ============   =============   ============    ============     =============


Earnings per share of
   common stock outstanding
   computed on net loss -
   basic and fully diluted
     From continuing
       operations                $        0.00  $        (0.09) $        0.00   $       (0.00)   $        (0.09)
     From discontinued
       operations                         0.00           (0.00)          0.00           (0.00)            (0.27)
                                  ------------   -------------   ------------    ------------     -------------
       Totals                    $        0.00  $        (0.09) $        0.00   $       (0.00)   $        (0.36)
                                  ============   =============   ============    ============     =============

Weighted-average number
   of shares outstanding -
   basic and fully diluted           5,360,007       1,826,448      5,360,007       5,360,007         1,800,887
                                  ============   =============   ============    ============     =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
                (Deficit) Period from February 10, 1999 (date of
                      inception) through November 30, 2002

                                                                                                  Deficit
                                                                                                 accumulated
                                                                    Additional     Other         during the
                                                  Common Stock        paid-in   comprehensive    development
                                               Shares       Amount    capital      income            stage           Total
                                              ----------------------------------------------------------------------------------


Shares issued on February 10, 1999             4,460,000  $   4,460  $   17,840 $        -    $            -    $       22,300
   Effect of rounding on
     July 2001 reverse split                  (4,407,748)    (4,408)      4,408          -                 -                 -
Net loss for the period                                -          -           -          -           (25,818)          (25,818)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 28, 1999                     52,252         52      22,248          -           (25,818)           (3,518)
Issuance of common stock                           3,308          4     250,071          -                 -           250,075
Foreign currency translation effects                   -          -           -      1,048                 -             1,048
Net loss for the year                                  -          -           -          -          (250,680)         (250,680)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 29, 2000                     55,560         56     272,319      1,048          (276,498)           (3,075)
Issuance of common stock                           9,572          9     219,783          -                 -           219,792
Foreign currency translation effects                   -          -           -     (1,048)                -            (1,048)
Net loss for the year                                  -          -           -          -          (215,669)         (215,669)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 28, 2001                     65,132         65     492,102          -          (492,167)                -
Stock issued for professional fees             5,294,875      5,295     162,566          -                 -           167,861
Net loss for the year                                  -          -           -          -          (167,861)         (167,861)
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at February 28, 2002                  5,360,007      5,360     654,668          -          (660,028)                -
Net loss for the period                                -          -           -          -                 -                 -
                                              ----------  ---------  ---------- ----------    --------------    --------------

Balances at November 30, 2002                  5,360,007  $   5,360  $  654,668 $        -    $     (660,028)   $            -
                                              ==========  =========  ========== ==========    ==============    ==============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Nine months ended November 30, 2002 and
                 2001 and Period from February 10, 1999 (date of
                      inception) through November 30, 2002


                                                                                                   Period from
                                                                                                February 10, 1999
                                                                Nine months     Nine months     (date of inception)
                                                                   ended            ended            through
                                                               November 30,     November 30,       November 30,
                                                                   2002              2001              2002
                                                            ------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                            $     -          $   (167,861)     $    (660,028)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                           -               -            (45,892)
       Depreciation                                                        -               -              1,751
       Foreign currency translation                                        -               -              2,096
       Common stock issued for professional fees                           -         167,861            172,361
       (Increase) Decrease in
         Current assets of discontinued operations                         -               -                  -
       Increase (Decrease) in
         Current liabilities of discontinued operations                    -               -                  -
                                                               -------------    ------------      -------------
Net cash used in operating activities                                      -               -           (529,712)
                                                               -------------    ------------      -------------

Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                               -               -             (9,220)
                                                               -------------    ------------      -------------
Net cash used in investing activities                                      -               -             (9,220)
                                                               -------------    ------------      -------------

Cash Flows from Financing Activities
   Advances from affiliates and related parties                            -               -             51,265
   Proceeds from sales of common stock                                     -               -            487,667
                                                               -------------    ------------      -------------
Net cash provided by financing activities                                  -               -      538,932
                                                               -------------    ------------      -------------

Increase (Decrease) in Cash                                                -               -                  -
Cash at beginning of period                                                -               -                  -
                                                               -------------    ------------      -------------

Cash at end of period                                          $           -    $          -      $           -
                                                               =============    ============      =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                                $           -    $           -     $           -
                                                               =============    =============     =============
     Income taxes paid for the year                            $           -    $           -     $           -
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


Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended November 30, 2002 and 2001 and for the period from February 10, 1999 (date of inception) through November 30, 2002, respectively, are as follows:

                                                             Period from
                                                          February 10, 1999
                          Nine months   Nine months     (date of inception)
                             ended            ended            through
                         November 30,   November 30,         November 30,
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

                     American Recreational Enterprises, Inc.
                      (formerly Greatestescapes.com, Inc.)
                      (formerly American Ammunition, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G- Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended November 30, 2002 and 2001 and the period from February 10, 1999 (date of inception) through November 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                February 10, 1999
                                                                Nine months     Nine months     (date of inception)
                                                                   ended            ended            through
                                                               November 30,     November 30,       November 30,
                                                                   2002              2001              2002
                                                            ------------------------------------------------------
Statutory rate applied to income before income taxes             $         -      $   (57,000)      $  (224,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                    -                -                 -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward                  -           57,000           224,000
                                                                 -----------      -----------       -----------

         Income tax expense                                      $         -      $         -       $         -
                                                                 ===========      ===========       ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2002 and 2001, respectively:

                                                 November 30,    November 30,
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
                                                 =========        =========

During the nine months  ended  November  30, 2002 and 2001,  the reserve for the
deferred  current  tax  asset  increased   (decreased)  by  approximately  $-0-,
respectively.


Note H - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of November 30, 2002 and 2001, there were no shares of preferred stock issued and outstanding.

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

On or about July 10, 2001, the Company issued 43,625 shares of restricted, unregistered common stock to various former officers and other individuals for professional services, compensation and reimbursement of expenses paid on behalf of the Company to preserve the corporate entity during the period from November 30, 2000 through June 30, 2001. This transaction was valued at approximately $160,000 which approximated the "fair value" of the services rendered and the closing quoted market price of the Company's common stock as discounted for the required holding period pursuant to Rule 144 on unregistered securities.

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

At November 30, 2002 and 2001, respectively, the Company had working capital of approximately $-0-.

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



                     American Recreational Enterprises, Inc.



Dated: January 28, 2003                         /s/ Andres Fernandez
       ----------------                      -----------------------------------
                                                                Andres Fernandez
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

                    Certification Pursuant to 18 USC, Section
            1350, as Adopted Pursuant to Sections 302 and 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of American Recreational Enterprises, Inc. (Registrant) on Form 10-QSB for the quarter ended November 30, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Andres Fernandez, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes- Oxley Act of 2002, that:

1)   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  American
     Recreational Enterprises, Inc. for the quarter ended November 30, 2002.

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