Form 10KSB
period 2003-02-28
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-05-22
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)
[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

For the fiscal year ended February 28, 2003

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

                     2000 East 4th Avenue, Hialeah, FL 33010
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (305) 887-0624
                   -----------------------------------------
                           (Issuer's telephone number)

                      3545 NW 71st Street, Miami, FL 33147
                   -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)
--------------------------------------------------------------------------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2003 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of May 19, 2003 was approximately $0.

As of May 19, 2003, there were 25,360,007 shares of Common Stock issued and outstanding.

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

On or about February 14, 2003, the Company sold 20,000,000 shares of restricted, unregistered common stock to Jorge Elias, an unrelated individual, for gross proceeds of $50,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder ('33 Act). This transaction did not involve a public offering and was exempt from registration under the '33 Act. No underwriters were used in connection with this transaction.

Concurrent with the February 14, 2003 change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. There have been no business transactions conducted by Lenders/Investors, Inc.

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

The Company intends to either develop it's new business plan; initiate other business plan(s) - either related or unrelated to previous ventures, or to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.

In the event that a business combination transaction is explored in the future, it is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur in the immediate future. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

Competition

The Company expects to encounter competition in its new business plan to make medium to high risk unsecured loans to individuals, corporations and/or other entities or to invest in early-stage, early-growth, pre-IPO companies. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company because they may be able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The
Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use.

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

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

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

Possible Business Not Identified and Highly Risky. The Company has identified it's business plan as (a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. There have been no business transactions conducted by Lenders/Investors, Inc. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

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

Other Regulation. A transaction made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities.
Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

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

Rule 144 Sales. Of the 25,360,007 presently outstanding shares of the Company's stock, 20,000,000 shares were issued on February 14, 2003 and 5,250,000 shares were issued on September 1, 2001. These shares are considered "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current owners have held 110,007 of the outstanding shares of the common stock of the Company thereof for a period of more than two years. Accordingly, such shares are currently available for resale in accordance with the provisions of Rule 144.

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

Item 2 - Description of Property

The Company currently maintains a mailing address at 2000 East 4th Avenue, Hialeah, FL 33010. The Company's telephone number there is (305) 887-0624. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

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

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

The stock does not trade on any exchange. There is no known public market for this security. As of April 23, 2003, the Company has approximately 56 shareholders of record.

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

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending February 28/29 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited annual or other interim reports to its stockholders when it deems appropriate. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent sales of unregistered securities

On or about March 12, 2001, the Company issued 1,250 shares of restricted, unregistered common stock to Greg Labute, an unrelated individual for investor relations services. This transaction was valued at approximately $2,500 which approximated the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock at the date of the respective transaction. The Company utilizes a discount of approximately 50.0% on the quoted closing price to value all transactions settled with restricted, unregistered common stock issued pursuant to Rule 144 of the U. S. Securities and Exchange Commission.

On or about July 10,2001, the Company issued 43,625 shares of restricted, unregistered common stock to Julain Carlson (100,000 shares), R. Brian Buchanan (200,000 shares), Nathan Drage (350,000 shares), Shiraz Hussein (75,000 shares) and Olympus Business (8,000,000 shares); all either former officers or other unrelated individuals, for professional services, compensation and reimbursement of expenses paid on behalf of the Company to preserve the corporate entity during the period from November 30, 2000 through June 30, 2001. This transaction was valued at approximately $160,000 which approximated the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock at the date of the respective transaction. The Company utilizes a discount of approximately 50.0% on the quoted closing price to value all transactions settled with restricted, unregistered common stock issued pursuant to Rule 144 of the U. S. Securities and Exchange Commission.

On or about September 1, 2001 (previously erroneously reported as September 1, 2002 due to an inadvertent clerical error, the Company issued 5,250,000 shares of restricted, unregistered common stock to Andres Fernandez (2,000,000 shares),
J. A. Fernandez,  Sr. (500,000 shares), Maria Fernandez (500,000 shares), Emilio
D. Jara (500,000 shares), Jorge Elias (500,000 shares), Brad Curtsinger (500,000 shares), Charles Adams (500,000 shares) and Wellington Capital Corp. (250,000 shares), all either current management or other related and unrelated individuals as compensation related to the proposed transaction with F&F Equipment, Inc. This transaction was valued at approximately $5,250 which approximated the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock at the date of the respective transaction. The Company utilizes a discount of approximately 50.0% on the quoted closing price to value all transactions settled with restricted, unregistered common stock issued pursuant to Rule 144 of the U. S. Securities and Exchange Commission.

On or about February 14, 2003, the Company sold 20,000,000 shares of restricted, unregistered common stock to Jorge Elias, an unrelated individual, for gross proceeds of $50,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder ('33 Act). This transaction did not involve a public offering and was exempt from registration under the '33 Act. No underwriters were used in connection with this transaction.

Item 6 - Management's Discussion and Analysis or Plan of Operation

General

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

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of this filing. There have been no business transactions conducted by Lenders/Investors, Inc.

Results of Operations

The Company had no revenues for the years ended February 28, 2003 and 2002, respectively.

During the year ended February 28, 2003, the Company incurred expenses for professional fees and EDGAR filing services of approximately $7,425. These costs were directly related to curing the Company's deficiencies in filing periodic reports as required by the Securities Exchange Act of 1934.

During the year ended February 28, 2002, the Company recognized non-cash expenses of approximately $168,000, which were paid with the issuance of restricted, unregistered shares of the Company's common stock, for various professional services, compensation of former employees and reimbursement of various expenses paid on behalf of the Company to preserve the corporate entity.

Future expenditure levels are expected to be nominal, generally for the purpose of maintaining the Company's stockholder records and filing requirements to comply with the Securities Exchange Act of 1934 and for initiating the Company's current business plan, as discussed previously.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

Liquidity and Capital Resources

At February 28, 2003 and 2002, respectively, the Company had working capital of approximately $45,350 and $-0-.

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

The Company's need for capital may change dramatically as a result of the implementation of it's current business plan.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

     Name       Age           Position Held and Tenure
-------------  -----     -------------------------------------
Jorge Elias     38       President, Chief Executive Officer
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

Biographical Information

Jorge Elias, Sole Officer and Director

Jorge Elias, age 38, currently serves as sole officer and director. Mr. Elias has served in each of these capacities since April 2003. Since 1988, Mr. Elias has been and continues to be the Director of Marketing and Sales for Elias Fabrica, Inc. located in Hialeah, Florida. In that capacity, he is responsible for budgeting, marketing and sales, employee and vendor relations, hiring and supervision of personnel. Mr. Elias attended St. Thomas University in Miami, FL between 1987 and 1991, where he earned a Bachelor of Arts degree in Management.

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

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation below.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an u0nidentified business entity.

Item 10 - Executive Compensation

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                                                                             Long-Term
                                           Annual Compensation        Compensation Awards        Payouts
                                          --------------------       ---------------------      --------
                                         (1)            Other       Restricted    Securities                    All
                                       Salary/         Annual          Stock      Underlying      LTIP         Other
Name/Title                    Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
--------------------------- -------- ------------ ----------------- ----------- --------------- --------- ----------------
Jorge Elias                   2002       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
Sole Officer and Director     2001       N/A             N/A            N/A           N/A          N/A         N/A
                              2000       N/A             N/A            N/A           N/A          N/A         N/A

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) Mr. Elias will not be compensated until the Company receives funding in the amount of $100,000.00 or more and the Board of Directors thereafter approves reasonable compensation.

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

     Name and address            Number of SharesBeneficially Owned   % of Class
------------------------------   ----------------------------------  -----------
Jorge Elias                              20,000,000                       78.86%
     2000 East 4th Avenue
     Hialeah FL 33010

Andres F. Fernandez                      2,000,000                         7.89%
     3545 N. W. 71st Street
     Miami FL 33147

All Directors and                        20,000,000                       78.86%
Executive Officers (2 persons)

Item 12 - Certain Relationships and Related Transactions

The Company currently maintains a mailing address at 3000 East 4th Avenue, Hialeah, FL 33010. The Company's telephone number there is 305-887-0624. This address is maintained and controlled by Jorge Elias, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's President.

Item 13 - Exhibits and Reports on Form 8-K

Exhibits

2.1      Merger Agreement between the Company and Capstra Capital Corp. [2]
2.2      Share Exchange Agreement between American Ammunition, Inc. and F & F Equipment, Inc.
         as finalized on August 31, 2001 [3]
3(i).1   Articles of Incorporation of Greatestescapes.com [1]
3(i).2   Certificate of Amendment to Articles of Incorporation of Greatestescapes.com, Inc.
         filed July 23, 2001.    [3]
3(i).3   Articles of Incorporation of Lenders / Investors, Inc. [5]
3(ii).1  Bylaws of Greatestescapes.com [1]
3 (ii).2 Bylaws of Lenders / Investors, Inc. [5]
10.1     Intellectual Property Assignment between the Company and Kick Start Publishing [1]
10.2     Public Relations Agreement between the Company and Kathleen Carney & Associates [1]
10.3     Distribution Agreement between the Company and WORDS Distributing [1]
10.4     Supplier Agreement between the Company and Organic Buckwheat Pillow Products of
         Canada & USA   [1]
10.5     Supplier Agreement between the Company and Microsoie, Inc. [1]
10.6     Supplier Agreement between the Company and Ulysses Press [1]
10.7     Supplier Agreement between the Company and SunDreamer [1]
10.8     Supplier Agreement between the Company and Attart Industries, Inc. [1]
10.9     Agreement to Void, Cancel and Terminate Stock Exchange Agreement. [4]
99.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed September 6, 2000.
[2] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 18, 2000.
[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 5, 2001.
[4] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 2, 2001.
[5] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed April , 2003.

Reports on Form 8-K

April 23, 2003 Announcement of private placement sale of 20,000,000 shares of common stock to Jorge Elias and establishment of new wholly-owned subsidiary, Lenders / Investors, Inc.

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

--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                     American Recreational Enterprises, Inc.

Dated: May 19, 2003                             By:      /s/ Jorge Elias
                                                   ---------------------------
                                                                   Jorge Elias
                                                      Chief Executive Officer,
                                          Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: May 19, 2003                             By:      /s/ Jorge Elias
                                                   ---------------------------
                                                                   Jorge Elias
                                                      Chief Executive Officer,
                                          Chief Financial Officer and Director

       Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

In connection with the Annual Report of American Recreational Enterprises, Inc. (Registrant) on Form 10-KSB for the year ended February 28, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Jorge Elias, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, that:

1. I have reviewed this Annual Report on Form 10-KSB of American Recreational Enterprises, Inc. for the year ended February 28, 2003.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Jorge Elias                                              Dated: May 19, 2003
----------------------------------
Jorge Elias
Chief Executive Officer and
Chief Financial Officer

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

                                    Contents

                                                                                Page

Report of Independent Certified Public Accountants                              F-2

Financial Statements
   Balance Sheets
     as of February 28, 2003 and 2002                                           F-3

   Statements of Operations
     for the years ended February 28, 2003 and 2002 and
     for the period from February 10, 1999 (date of inception)
       through February 28, 2003                                                F-4

   Statement of Changes in Shareholders' Equity (Deficit) for the years ended
     February 28, 2003 and 2002 and for the period February 10, 1999 (date of inception)
       through February 28, 2003                                                F-5

   Statements of Cash Flows
     for the years ended February 28, 2003 and 2002 and
     for the period February 10, 1999 (date of inception)
       through February 28, 2003                                                F-6

   Notes to Financial Statements                                                F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
American Recreational Enterprises, Inc.

We have audited the accompanying balance sheets of American Recreational Enterprises, Inc. (a Nevada corporation and a development stage enterprise) as of February 28, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the years ended February 28, 2003 and 2002 and for the period from February 10, 1999 (date of inception) through February 28, 2003, respectively. . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Recreational Enterprises, Inc. as of February 28, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended February 28, 2003 and 2002 and for the period from February 10, 1999 (date of inception) through February 28, 2003, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                         /s/ S. W. Hatfield, CPA
                                                --------------------------------
                                                             S. W. HATFIELD, CPA
Dallas, Texas
April 23, 2003


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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                           February 28, 2003 and 2002

                                                                February 28,      February 28,
                                                                    2003              2002
                                                              ----------------  -----------------
     ASSETS
Current Assets

   Cash on hand and in bank                                   $         45,350  $               -
                                                              ----------------  -----------------

   Total Current Assets                                                 45,350  $               -
                                                              ----------------  -----------------

Total Assets                                                  $         45,350  $               -
                                                              ================  =================


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Accounts payable - trade                                 $          2,775  $               -
                                                              ----------------  -----------------

     Total Current Liabilities                                           2,775                  -
                                                              ----------------  -----------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                             -                  -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     25,360,007 and 5,360,007 shares
       issued and outstanding, respectively                             25,360              5,360
   Additional paid-in capital                                          684,668            654,668
   Deficit accumulated during the development stage                   (667,453)          (660,028)
                                                              ----------------  -----------------

   Total Shareholders' Equity (Deficit)                                 42,575                  -
                                                              ----------------  -----------------

   Total Liabilities and Shareholders' Equity (Deficit)       $         45,350  $               -
                                                              ================  =================


The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                   Years ended February 28, 2003 and 2002 and
                Period from February 10, 1999 (date of inception)
                           through February 28, 2003


                                                                                                   Period from
                                                                                                February 10, 1999
                                                                                               (date of inception)
                                                                Year ended        Year ended          through
                                                               February 28,      February 28,       February 28,
                                                                   2003               2002              2003
                                                              ----------------  --------------  -------------------
Revenues                                                       $           -    $           -    $           -
                                                               -------------    -------------    -------------

Expenses
   General and administrative expenses                                 7,425          167,861           175,286
                                                               -------------    -------------    -------------

     Total operating expenses                                          7,425          167,861          175,286
                                                               -------------    -------------    -------------

Loss from continuing operations
   before provision for income taxes                                  (7,425)        (167,861)        (175,286)

Provision for income taxes                                                 -                -                -
                                                               -------------    -------------    -------------

Loss before discontinued operations                                   (7,425)        (167,861)        (175,286)

Discontinued operations
   Gain on final settlement and disposition of assets
     and operations, net of income taxes                                   -                -           74,933
   Income from operations of discontinued subsidiary,
     net of income taxes                                                   -                -         (566,052)
                                                               -------------    -------------    -------------

Net Loss                                                             (7,425)         (167,861)        (666,405)

Other Comprehensive Income
   Foreign currency translation effect
     upon dissolution of operations                                        -                -           (1,048)
                                                               -------------    -------------    -------------

Comprehensive Loss                                             $      (7,425)   $    (167,861)   $    (667,453)
                                                               =============    =============    =============


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted
     From continuing operations                                $       (0.00)   $       (0.06)   $       (0.08)
     From discontinued operations                                      (0.00)           (0.00)           (0.22)
                                                               -------------    -------------    -------------
       Totals                                                  $       (0.00)   $       (3.63)   $       (0.30)
                                                               =============    =============    =============

Weighted-average number of shares
   outstanding - basic and fully diluted                           6,181,925        2,667,737        2,220,306
                                                               =============    =============    =============


The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                  Statement of Changes in Shareholders' Equity
                     (Deficit) Period from February 10, 1999
                 (date of inception) through February 28, 2003

                                                                                              Deficit
                                                                                             accumulated
                                                                 Additional    Other         during the
                                               Common Stock      paid-in     comprehensive   development
                                             Shares     Amount   capital        income            stage      Total
                                          ----------------------------------------------------------------------------

Shares issued on February 10, 1999         4,460,000 $   4,460   $   17,840  $        -      $        -     $  22,300
   Effect of rounding on
     July 2001 reverse split              (4,407,748)   (4,408)       4,408           -               -             -
Net loss for the period                            -         -            -           -         (25,818)      (25,818)
                                          ---------- ---------   ----------  ----------      ----------     ---------
Balances at February 28, 1999                 52,252        52       22,248           -         (25,818)       (3,518)

Issuance of common stock                       3,308         4      250,071           -               -       250,075
Foreign currency translation effects               -         -            -       1,048               -         1,048
Net loss for the year                              -         -            -           -        (250,680)     (250,680)
                                          ---------- ---------   ----------   ---------      ----------     ---------
Balances at February 29, 2000                 55,560        56      272,319       1,048        (276,498)       (3,075)

Issuance of common stock                       9,572         9      219,783           -               -       219,792
Foreign currency translation effects               -         -            -      (1,048)              -        (1,048)
Net loss for the year                              -         -            -           -        (215,669)     (215,669)
                                          ---------- ---------   ----------   ---------      ----------     ---------
Balances at February 28, 2001                 65,132        65      492,102           -        (492,167)            -

Stock issued for professional fees         5,294,875     5,295      162,566           -               -       167,861
Net loss for the period                            -         -            -           -        (167,861)     (167,861)
                                          ---------- ---------   ----------   ---------      ----------     ---------
Balances at February 28, 2002              5,360,007     5,360      654,668           -        (660,028)            -

Sale of common stock                      20,000,000    20,000       30,000           -               -        50,000
Net loss for the period                            -         -            -           -          (7,425)       (7,425)
                                          ---------- ---------   ----------   ---------      ----------     ---------
Balances at February 28, 2003             25,360,007 $  25,360   $  684,668   $       -      $ (667,453)    $  42,575
                                          ========== =========   ==========   =========      ==========     =========


The accompanying notes are an integral part of these financial statements.
                                                                             F-5

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Years ended February 28, 2003 and 2002
   Period from February 10, 1999 (date of inception) through February 28, 2003


                                                                                                   Period from
                                                                                                February 10, 1999
                                                                                               (date of inception)
                                                                Year ended       Year ended          through
                                                               February 28,     February 28,      February 28,
                                                                   2003              2002              2003
                                                              ----------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                             $   (7,425)     $   (167,861)    $   (667,453)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                         -                 -          (45,892)
       Depreciation                                                      -                 -            1,751
       Foreign currency translation                                      -                 -            2,096
       Common stock issued for professional fees                         -           167,861           172,361
       (Increase) Decrease in
         Current assets of discontinued operations                       -                 -                 -
       Increase (Decrease) in
         Accounts payable - trade                                    2,775                 -             2,775
         Current liabilities of discontinued operations                  -                 -                 -
                                                               -----------      ------------     -------------
Net cash used in operating activities                               (4,650)                -          (534,362)
                                                               -----------      ------------     -------------

Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                             -                 -            (9,220)
                                                               -----------      ------------     -------------
Net cash used in investing activities                                    -                 -            (9,220)
                                                               -----------      ------------     -------------

Cash Flows from Financing Activities
   Advances from affiliates and related parties                          -                 -            51,265
   Proceeds from sales of common stock                              50,000                 -           537,667
                                                               -----------      ------------     -------------
Net cash provided by financing activities                           50,000                 -           588,932
                                                               -----------      ------------     -------------

Increase (Decrease) in Cash                                         45,350                 -            45,350
Cash at beginning of period                                              -                 -                 -
                                                               -----------      ------------     -------------

Cash at end of period                                          $    45,350      $          -     $      45,350
                                                               ===========      ============     =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                                $         -      $           -    $           -
                                                               ===========      ============     =============
     Income taxes paid for the year                            $         -      $           -    $           -
                                                               ===========      ============     =============

The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

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

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. There have been no business transactions conducted by Lenders/Investors, Inc.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of February 28/29.

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage as it has generated no significant operating revenues and has incurred cumulative operating losses of approximately $667,500.

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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

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

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. There have been no business transactions conducted by Lenders/Investors, Inc.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The  Company  anticipates  that  future  sales of equity  securities  may occur.
However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

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

2.   Foreign Currency Translation

     Through November 30, 2000, the Company maintained certain operating cash accounts in Canadian financial institutions. Amounts recorded in foreign currency are translated into U.S. dollars as follows:

     1. Current assets and current liabilities, at the rate of exchange in effect at the balance sheet date;
     2.   Expenses at the average rate of exchange for the period.

     Gains or losses arising from the translation of foreign currency are accounted for as other comprehensive income shown as a separate component of stockholders' deficit.

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At February 28, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of February 28, 2003 and 2002, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of February 28, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

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

Summarized results of operations for the disposed operations for the year ended February 28, 2001 is as follows:

     Net sales                                  $    13,257
                                                ===========
     Operating income (loss)                    $  (289,554)
                                                ===========
     Loss from discontinued operations          $  (215,669)
                                                ===========


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



                (Remainder of this page left blank intentionally)

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes

The components of income tax (benefit) expense for the years ended February 28, 2003 and 2002 and the period from February 10, 1999 (date of inception) through February 28, 2003, respectively, are as follows:

                                                            Period from
                                                         February 10, 1999
                                                        (date of inception)
                         Year ended       Year ended          through
                        February 28,      February 28,       February 28,
                            2003              2002              2003
                        ---------------------------------------------------
       Federal:
         Current              $     -          $     -           $     -
         Deferred                   -                -                 -
                              -------          -------            ------
                                    -                -                 -
                              -------          -------            ------
       State:
         Current                    -                -                 -
         Deferred                   -                -                 -
                              -------          -------            ------
                                    -                -                 -
                              -------          -------            ------

         Total                $     -          $     -           $     -
                              =======          =======           =======

As a result of various changes in control, the Company has a nominal net operating loss carryforward for income tax purposes. If not utilized, this net operating loss carryforward will begin to expire in 2022. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended February 28, 2003 and 2002 and the period from February 10, 1999 (date of inception) through February 28, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                February 10, 1999
                                                                                               (date of inception)
                                                                Year ended       Year ended          through
                                                               February 28,     February 28,       February 28,
                                                                   2003              2002              2003
                                                            ------------------------------------------------------
Statutory rate applied to income before income taxes           $   (2,500)      $   (57,000)     $   (226,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                 -                 -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           2,500            57,000           226,900
                                                               ----------       -----------      ------------

         Income tax expense                                    $        -       $         -      $          -
                                                               ==========       ===========      ============

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2003 and 2002, respectively:

                                              February 28,   February 28,
                                                2003              2002
                                             ---------------------------
       Deferred tax assets
         Net operating loss carryforwards     $     -          $ 1,800
         Less valuation allowance                   -           (1,800)
                                              -------          -------

         Net Deferred Tax Asset               $     -          $     -
                                              =======          =======

During the years ended February 28, 2003 and 2002, the reserve for the deferred current tax asset increased (decreased) by approximately $(1,800) and $1,800, respectively.


Note H - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of February 28, 2003 and 2002, there were no shares of preferred stock issued and outstanding.


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

On or about April 2, 1999, the Company issued approximately 3,300 shares of common stock to 16 existing shareholders for cash proceeds of approximately $99,250 under an offering exempt for registration pursuant to Rule 504 of Regulation D of the U. S. Securities and Exchange Commission.

On or about June 14, 1999, the Company issued approximately 3,000 shares of common stock to 9 existing shareholders for cash proceeds of approximately $150,825 under an exemption from registration specified by Regulation S of the
U. S. Securities and Exchange Commission.

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note I - Common Stock Transactions - Continued

On October 12, 2000, the Company issued 2,250 shares to acquire all the outstanding shares of common stock of Capstra Capital Corp., a Washington corporation, from the shareholders of Capstra, as per agreement.

On or about March 12, 2001, the Company issued 1,250 shares of restricted, unregistered common stock to an unrelated individual for investor relations services. This transaction was valued at approximately $2,500 which approximated the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock at the date of the respective transaction.

On or about July 10, 2001, the Company issued 43,625 shares of restricted, unregistered common stock to various former officers and other individuals for professional services, compensation and reimbursement of expenses paid on behalf of the Company to preserve the corporate entity during the period from November 30, 2000 through June 30, 2001. This transaction was valued at approximately $160,000 which approximated the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock at the date of the respective transaction.

On or about September 1, 2001, the Company issued 5,250,000 shares of restricted, unregistered common stock to current management and others as compensation related to the proposed transaction with F&F Equipment, Inc. This transaction was valued at approximately $5,250 which approximated the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock at the date of the respective transaction.

On or about February 14, 2003, the Company sold 20,000,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $50,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder ('33 Act). This transaction did not involve a public offering and was exempt from registration under the '33 Act. No underwriters were used in connection with this transaction.