Form 10QSB
period 2003-05-31
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-07-15
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Markone)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended May 31, 2003

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission File Number: 000-31477

                     American Recreational Enterprises, Inc.
               ---------------------------------------------------
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

                                 (305) 887-0624
                          ----------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 15, 2003: 25,360,007

Transitional Small Business Disclosure Format (check one):   YES [_]   NO [X]

                     American Recreational Enterprises, Inc.

                 Form 10-QSB for the Quarter ended May 31, 2003

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation          14

  Item 3 Controls and Procedures                                            16

Part II - Other Information

  Item 1 Legal Proceedings                                                  17

  Item 2 Changes in Securities                                              17

  Item 3 Defaults Upon Senior Securities                                    17

  Item 4 Submission of Matters to a Vote of Security Holders                17

  Item 5 Other Information                                                  17

  Item 6 Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  17

Certifications                                                              18

                                     Part I

Item 1 - Financial Statements

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheets
                              May 31, 2003 and 2002


                                                                   May 31,           May 31,
                                                                    2003              2002
                                                                -------------------------------
                       ASSETS

Current Assets
   Cash on hand and in bank                                      $      39,673  $           -
                                                                 -------------  -------------

     Total Current Assets                                               39,673              -
                                                                 -------------  -------------

Total Assets                                                     $      39,673  $           -
                                                                 =============  =============


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Accounts payable - trade                                    $           -  $           -
                                                                 -------------  -------------

     Total Current Liabilities                                               -              -
                                                                 -------------  -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                             -              -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     25,360,007 and 5,360,007 shares issued
     and outstanding, respectively                                      25,360          5,360
   Additional paid-in capital                                          684,668        654,668
   Deficit accumulated during the development stage                   (670,355)      (660,028)
                                                                 -------------  -------------
     Total Shareholders' Equity (Deficit)                               39,673              -
                                                                 -------------  -------------

   Total Liabilities and Shareholders' Equity (Deficit)          $      39,673  $           -
                                                                 =============  =============


         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Operations
       and Comprehensive Loss Three months ended May 31, 2003 and 2002 and Period from February 10, 1999 (date of inception) through May 31, 2003


                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2003              2002              2003
                                                            ------------------------------------------------------
Revenues                                                       $         -      $         -       $         -
                                                               -----------      -----------       -----------

Expenses
   General and administrative expenses                               2,902                -           178,188
                                                               -----------      -----------       -----------
Loss from continuing operations
   before provision for income taxes                                (2,902)               -          (178,188)

Provision for income taxes                                               -                -                 -
                                                               -----------      -----------       -----------
Loss before discontinued operations                                      -                -          (178,188)

Discontinued operations
   Gain on final settlement and disposition of assets
     and operations, net of income taxes                                 -                -            74,933
   Income from operations of discontinued subsidiary,
     net of income taxes                                                 -                -          (566,052)
                                                               -----------      -----------       -----------

Net Loss                                                            (2,902)               -          (669,307)

Other Comprehensive Income
   Foreign currency translation effect
     upon dissolution of operations                                      -                -            (1,048)
                                                               -----------      -----------       -----------

Comprehensive Loss                                             $    (2,902)     $         -       $  (670,355)
                                                               ===========      ===========       ===========
Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted
     From continuing operations                                $      0.00      $      0.00       $     (0.05)
     From discontinued operations                                    (0.00)           (0.00)            (0.14)
                                                               -----------      -----------       -----------
       Totals                                                  $     (0.00)     $     (0.00)      $     (0.19)
                                                               ===========      ===========       ===========
Weighted-average number of shares
   outstanding - basic and fully diluted                        25,360,007        5,360,007         3,575,400
                                                               ===========      ===========       ===========



         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
     Period from February 10, 1999 (date of inception) through May 31, 2003

                                                                                                       Deficit
                                                                                                   accumulated
                                                                      Additional     Other         during the
                                                    Common Stock        paid-in  comprehensive    development
                                                  Shares    Amount      capital     income            stage           Total
                                              ---------------------------------------------------------------------------------
Shares issued on February 10, 1999              4,460,000  $   4,460  $  17,840   $        -      $        -       $   22,300
   Effect of rounding on
     July 2001 reverse split                   (4,407,748)    (4,408)     4,408            -               -                -
Net loss for the period                                 -          -          -            -         (25,818)         (25,818)
                                               ----------  ---------  ---------   ----------      ----------       ----------
Balances at February 28, 1999                      52,252         52     22,248            -         (25,818)          (3,518)

Issuance of common stock                            3,308          4    250,071            -               -          250,075
Foreign currency translation effects                    -          -          -        1,048               -            1,048
Net loss for the year                                   -          -          -            -        (250,680)        (250,680)
                                               ----------  ---------  ---------   ----------      ----------       ----------
Balances at February 29, 2000                      55,560         56    272,319        1,048        (276,498)          (3,075)

Issuance of common stock                            9,572          9    219,783            -               -          219,792
Foreign currency translation effects                    -          -          -       (1,048)              -           (1,048)
Net loss for the year                                   -          -          -            -        (215,669)        (215,669)
                                               ----------  ---------  ---------   ----------      ----------       ----------
Balances at February 28, 2001                      65,132         65    492,102            -        (492,167)               -

Stock issued for professional fees              5,294,875      5,295    162,566            -               -          167,861
Net loss for the period                                 -          -          -            -        (167,861)        (167,861)
                                               ----------  ---------  ---------   ----------      ----------       ----------
Balances at February 28, 2002                   5,360,007      5,360    654,668            -        (660,028)               -

Sale of common stock                           20,000,000     20,000     30,000            -               -           50,000
Net loss for the period                                 -          -          -            -          (7,425)          (7,425)
                                               ----------  ---------  ---------   ----------      ----------       ----------
Balances at February 28, 2003                  25,360,007     25,360    684,668            -        (667,453)          42,575

Net loss for the period                                 -          -          -            -          (2,902)          (2,902)
                                               ----------  ---------  ---------   ----------      ----------       ----------
Balances at May 31, 2003                       25,360,007  $  25,360  $ 684,668   $        -      $ (670,355)      $   39,673
                                               ==========  =========  =========   ==========      ==========       ==========

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                    Three months ended May 31, 2003 and 2002
   and Period from February 10, 1999 (date of inception) through May 31, 2003


                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2003              2002              2003
                                                            ------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                            $    (2,902)     $         -       $  (670,355)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                         -                -           (45,892)
       Depreciation                                                      -                -             1,751
       Foreign currency translation                                      -                -             2,096
       Common stock issued for professional fees                         -                -           172,361
       Increase (Decrease) in
         Accounts payable - trade                                   (2,775)               -                 -
                                                               -----------      -----------       -----------
Net cash used in operating activities                               (5,677)               -          (540,039)
                                                               -----------      -----------       -----------

Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                             -                -            (9,220)
                                                               -----------      -----------       -----------
Net cash used in investing activities                                    -                -            (9,220)
                                                               -----------      -----------       -----------

Cash Flows from Financing Activities
   Advances from affiliates and related parties                          -                -            51,265
   Proceeds from sales of common stock                                   -                -           537,667
                                                               -----------      -----------       -----------
Net cash provided by financing activities                                -                -           588,932
                                                               -----------      -----------       -----------

Increase (Decrease) in Cash                                         (5,677)               -            39,673
Cash at beginning of period                                         43,350                -                 -
                                                               -----------      -----------       -----------

Cash at end of period                                          $    39,673      $         -       $    39,673
                                                               ===========      ===========       ===========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                                $         -      $         -       $         -
                                                               ===========      ===========       ===========
     Income taxes paid for the year                            $         -      $         -       $         -
                                                               ===========      ===========       ===========



         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements

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

On July 20, 2001, the Company entered into a Share Exchange Agreement, to be completed on or before August 31, 2001, whereby the Company would acquire 100.0% of the issued and outstanding capital stock of F & F Equipment, Inc. (a privately- owned Florida corporation) (F&F) in exchange for 25,000,000 post-reverse split shares of common stock of the Company to effect a reverse acquisition of F&F.

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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued

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

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage as it has generated no significant operating revenues and has incurred cumulative operating losses of approximately $670,000.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended February 28, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending February 29, 2004.

These financial statements reflect the books and records of American Recreational Enterprises, Inc. and Lenders/Investors, Inc. for the three months ended May 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued

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

On July 20, 2001, the Company entered into a Share Exchange Agreement, to be completed on or before August 31, 2001, whereby the Company would acquire 100.0% of the issued and outstanding capital stock of F & F Equipment, Inc. (a privately- owned Florida corporation) (F&F) in exchange for 25,000,000 post-reverse split shares of common stock of the Company to effect a reverse acquisition of F&F. On August 31, 2001, F&F and the Company agreed that there was a failure of consideration on the part of one (1) or both of the parties to the Agreement. F&F and the Company have agreed that it is in the best interest of both parties to void, cancel and terminate the Agreement ab initio and to release any claims F&F has against the Company as well as any claims that the Company has against F&F in consideration of such release.

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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued


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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2003 and 2002, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.


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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued

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

Summarized results of operations for the disposed operations for the year ended February 28, 2001 is as follows:

              Net sales                            $    13,257
                                                    ==========
              Operating income (loss)              $  (289,554)
                                                    ==========
              Loss from discontinued operations    $  (215,669)
                                                    ==========

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


Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended May 31, 2003 and 2002 and for the period from February 10, 1999 (date of inception) through May 31, 2003, respectively, are as follows:

                                                         Period from
                                                        February 10, 1999
                     Three months       Three months   (date of inception)
                         ended              ended            through
                        May 31,            May 31,           May 31,
                         2003               2002              2003
                     ---------------------------------------------------
       Federal:
         Current           $     -          $     -           $    -
         Deferred                -                -                -
                           -------          -------           ------
                                 -                -                -
                           -------          -------           ------
       State:
         Current                 -                -                -
         Deferred                -                -                -
                           -------          -------           ------
                                 -                -                -
                           -------          -------           ------

         Total             $     -          $     -           $    -
                           =======          =======           ======

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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for the three months ended May 31, 2003 and 2002 and the period from February 10, 1999 (date of inception) through May 31, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                February 10, 1999
                                                               Three months     Three months    (date of inception)
                                                                   ended            ended            through
                                                                  May 31,          May 31,           May 31,
                                                                   2003              2002              2003
                                                            ------------------------------------------------------

Statutory rate applied to income before income taxes           $   (990)        $       -         $  (228,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                               -                 -                   -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           990                 -             228,000
                                                               --------         ---------         -----------

         Income tax expense                                    $      -         $       -         $         -
                                                               ========         =========         ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2003 and 2002, respectively:

                                                  May 31,           May 31,
                                                   2003              2002
                                                --------------------------------
       Deferred tax assets
         Net operating loss carryforwards          $  990          $  1,800
         Less valuation allowance                    (990)            1,800
                                                   ------          --------

         Net Deferred Tax Asset                    $    -          $      -
                                                   ======          ========

During the three months ended May 31, 2002 and 2001, the reserve for the deferred current tax asset increased (decreased) by approximately $990 and $-0-, respectively.


Note H - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of May 31, 2003 and 2002, there were no shares of preferred stock issued and outstanding.


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

                     American Recreational Enterprises, Inc.
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued


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

On or about February 14, 2003, the Company sold 20,000,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $50,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (1933 Act). This transaction did not involve a public offering and was exempt from registration under the 1933 Act. No underwriters were used in connection with this transaction.



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

On July 20, 2001, the Company entered into a Share Exchange Agreement, to be completed on or before August 31, 2001, whereby the Company would acquire 100.0% of the issued and outstanding capital stock of F & F Equipment, Inc. (a privately- owned Florida corporation) (F&F) in exchange for 25,000,000 post-reverse split shares of common stock of the Company to effect a reverse acquisition of F&F. On August 31, 2001, F&F and the Company agreed that there was a failure of consideration on the part of one (1) or both of the parties to the Agreement. F&F and the Company agreed that it was in the best interest of both parties to void, cancel and terminate the Agreement ab initio and to release any claims F&F has against the Company as well as any claims that the Company has against F&F in consideration of such release.

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

Liquidity and Capital Resources

At May 31, 2003 and 2002, respectively, the Company had working capital of approximately $39,673 and $-0-.

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

(3)  Plan of Business

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


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

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1    Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2    Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K

   None

--------------------------------------------------------------------------------


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     American Recreational Enterprises, Inc.



Dated: July 15, 2003                 /s/ Jorge Elias
                                     ----------------------------------
                                     Jorge Elias
                                     Chief Executive Officer,
                                     Chief Financial Officer and Director

                                 CERTIFICATIONS

     I, Jorge Elias, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of American Recreational Enterprises, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

                       By: /s/ Jorge Elias
                          ----------------------------------------------
                          Jorge Elias
                          Chief Executive Officer (or equivalent thereof) and Chief Financial Officer (or equivalent thereof)