Form 10QSB
period 2003-08-31
AMERICAN RECREATIONAL ENTERPRISES INC
filed 2003-10-15
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2003

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


Commission File Number: 000-31477

                     American Recreational Enterprises, Inc.
             -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                             98-0224958
--------------------------                           ---------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                     2000 East 4th Avenue, Hialeah, FL 33010
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (305) 887-0624
                 ---------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   October 13, 2003: 25,360,007


Transitional Small Business Disclosure Format (check one):  YES [_]   NO [X]

                     American Recreational Enterprises, Inc.

                Form 10-QSB for the Quarter ended August 31, 2003

                                Table of Contents


                                                                         Page
Part I - Financial Information

  Item 1 Financial Statements                                              3

  Item 2 Management's Discussion and Analysis or Plan of Operation        14

  Item 3 Controls and Procedures                                          15

Part II - Other Information

  Item 1 Legal Proceedings                                                15

  Item 2 Changes in Securities                                            15

  Item 3 Defaults Upon Senior Securities                                  15

  Item 4 Submission of Matters to a Vote of Security Holders              16

  Item 5 Other Information                                                16

  Item 6 Exhibits and Reports on Form 8-K                                 16

Signatures                                                                16

Part I
Item 1 - Financial Statements

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)
                           Consolidated Balance Sheets
                            August 31, 2003 and 2002


                                                                                 August 31,        August 31,
                                                                                    2003              2002
                                                                                ---------------------------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $      29,370     $           -
                                                                                -------------     -------------

     Total Current Assets                                                              29,370                 -
                                                                                -------------     -------------

Total Assets                                                                    $      29,370     $           -
                                                                                =============     =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Accounts payable - trade                                                   $           -     $           -
                                                                                -------------     -------------

     Total Current Liabilities                                                              -                 -
                                                                                -------------     -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                                            -                -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     25,360,007 and 5,360,007 shares issued and outstanding, respectively              25,360            5,360
   Additional paid-in capital                                                         684,668           654,668
   Deficit accumulated during the development stage                                  (680,658)         (660,028)
                                                                                -------------     -------------
     Total Shareholders' Equity (Deficit)                                              29,370                 -
                                                                                -------------     -------------

   Total Liabilities and Shareholders' Equity (Deficit)                         $      29,370     $           -
                                                                                =============     =============


The financial  information  presented herein has been prepared by
management   without  audit  by  independent   certified   public
accountants.

The  accompanying  notes are an integral part of these  financial
statements.                                                                    3

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)
          Consolidated Statements of Operations and Comprehensive Loss
            Six and Three months ended August 31, 2003 and 2002 and
    Period from February 10, 1999 (date of inception) through August 31, 2003


                                                                                                      Period from
                                                                                                    February 10, 1999
                                    Six months       Six months    Three months    Three months    (date of inception)
                                      ended            ended          ended          ended              through
                                    August 31,       August 31,    August 31,      August 31,         August 31,
                                      2003              2002          2003            2002               2003
                                ---------------------------------------------------------------------------------------
Revenues                           $          -    $          -   $          -    $     -            $          -
                                   ------------    ------------   ------------    ------------       ------------

Expenses
 General and
   administrative expenses               13,205               -         10,303               -            188,491
                                   ------------    ------------   ------------    ------------       ------------
Loss from continuing
 operations before provision
 for income taxes                       (13,205)              -        (10,303)              -           (188,491)

Provision for income taxes                    -               -              -               -                  -
                                   ------------    ------------   ------------    ------------       ------------
Loss before discontinued
 operations                             (13,205)              -        (10,303)              -           (188,491)

Discontinued operations
 Gain on final settlement and
   disposition of assets and
   operations, net of income
   taxes                                      -               -              -               -             74,933
 Income from operations
   of discontinued subsidiary,
   net of income taxes                        -               -              -               -           (566,052)
                                   ------------    ------------   ------------    ------------       ------------
Net Loss                                (13,205)              -        (10,303)              -           (679,610)

Other Comprehensive Income
 Foreign currency translation effect
 upon dissolution of operations               -               -              -               -             (1,048)
                                   ------------    ------------   ------------    ------------       ------------
Comprehensive Loss                 $    (13,205)   $          -   $          -    $          -       $   (680,658)
                                   ============    ============   ============    ============       ============

Earnings per share of common
 stock outstanding computed on
 net loss - basic and fully diluted
   From continuing operations      $       0.00   $        0.00   $       0.00    $       0.00       $      (0.04)
   From discontinued operations            0.00            0.00           0.00            0.00              (0.10)
                                   ------------    ------------   ------------    ------------       ------------
       Totals                      $       0.00    $       0.00   $       0.00    $       0.00       $      (0.14)
                                   ============    ============   ============    ============       ============

Weighted-average number of
   shares outstanding - basic
   and fully diluted                 25,360,007       5,360,007     25,360,007       5,360,007          4,780,561
                                   ============    ============   ============    ============       ============



The financial  information  presented herein has been prepared by
management   without  audit  by  independent   certified   public
accountants.

The  accompanying  notes are an integral part of these  financial
statements.                                                                    4

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
    Period from February 10, 1999 (date of inception) through August 31, 2003

                                                                                                         Deficit
                                                                                                       accumulated
                                                                         Additional        Other         during the
                                                     Common Stock        paid-in        comprehensive   development
                                                  Shares      Amount     capital          income            stage      Total
                                              ------------  --------------------------------------------------------------------
Shares issued on February 10, 1999               4,460,000  $   4,460    $   17,840      $       -       $       -    $  22,300
   Effect of rounding on
     July 2001 reverse split                    (4,407,748)    (4,408)        4,408              -               -            -
Net loss for the period                                  -          -             -              -         (25,818)     (25,818)
                                              ------------  ---------    ----------      ---------       ---------    ---------
Balances at February 28, 1999                       52,252         52        22,248              -         (25,818)      (3,518)

Issuance of common stock                             3,308          4       250,071              -               -      250,075
Foreign currency translation effects                     -          -             -          1,048               -        1,048
Net loss for the year                                    -          -             -              -        (250,680)    (250,680)
                                              ------------  ---------    ----------      ---------       ---------    ---------
Balances at February 29, 2000                       55,560         56       272,319          1,048        (276,498)      (3,075)

Issuance of common stock                             9,572          9       219,783              -               -      219,792
Foreign currency translation effects                     -          -             -         (1,048)              -       (1,048)
Net loss for the year                                    -          -             -              -        (215,669)    (215,669)
                                              ------------  ---------    ----------      ---------       ---------    ---------
Balances at February 28, 2001                       65,132         65       492,102              -        (492,167)           -

Stock issued for professional fees               5,294,875      5,295       162,566              -               -      167,861
Net loss for the period                                  -          -             -              -        (167,861)    (167,861)
                                              ------------  ---------    ----------      ---------       ---------    ---------
Balances at February 28, 2002                    5,360,007      5,360       654,668              -        (660,028)           -

Sale of common stock                            20,000,000     20,000        30,000              -               -       50,000
Net loss for the period                                  -          -             -              -          (7,425)      (7,425)
                                              ------------  ---------    ----------      ---------       ---------    ---------
Balances at February 28, 2003                   25,360,007     25,360       684,668              -        (667,453)      42,575

Net loss for the period                                  -          -             -              -         (13,205)     (13,205)
                                              ------------  ---------    ----------      ---------       ---------    ---------
Balances at August 31, 2003                     25,360,007  $  25,360    $  684,668      $       -       $(680,658)   $  29,370
                                              ============  =========    ==========      =========       =========    =========

The financial  information  presented herein has been prepared by
management   without  audit  by  independent   certified   public
accountants.

The accompanying notes are an integral part of these financial statements.

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                  Six months ended August 31, 2003 and 2002 and
    Period from February 10, 1999 (date of inception) through August 31, 2003


                                                                                                   Period from
                                                                                                February 10, 1999
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                August 31,       August 31,        August 31,
                                                                   2003            2002              2003
                                                             -----------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                            $  (13,205)      $       -           $ (680,658)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Noncash effect of disposition of
         discontinued operations                                        -               -              (45,892)
       Depreciation                                                     -               -                1,751
       Foreign currency translation                                     -               -                2,096
       Common stock issued for professional fees                        -               -              172,361
       Increase (Decrease) in
         Accounts payable - trade                                  (2,775)              -                    -
                                                               ----------       ---------           ----------
Net cash used in operating activities                             (15,980)              -             (550,342)
                                                               ----------       ---------           ----------

Cash Flows from Investing Activities
   Cash used to acquire other assets of
     discontinued operations                                            -               -               (9,220)
                                                               ----------       ---------           ----------
Net cash used in investing activities                                   -               -               (9,220)
                                                               ----------       ---------           ----------

Cash Flows from Financing Activities
   Advances from affiliates and related parties                         -               -               51,265
   Proceeds from sales of common stock                                  -               -              537,667
                                                               ----------       ---------           ----------
Net cash provided by financing activities                               -               -              588,932
                                                               ----------       ---------           ----------

Increase (Decrease) in Cash                                       (15,980)              -               29,370
Cash at beginning of period                                        45,350               -                    -
                                                               ----------       ---------           ----------

Cash at end of period                                          $   29,370       $       -           $   29,370
                                                               ==========       =========           ==========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                                $        -       $       -           $        -
                                                               ==========       =========           ==========
     Income taxes paid for the year                            $        -       $       -           $        -
                                                               ==========       =========           ==========



The financial  information  presented herein has been prepared by
management   without  audit  by  independent   certified   public
accountants.

The  accompanying  notes are an integral part of these  financial
statements.                                                                    6

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

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

Pursuant to an Agreement and Plan of Reorganization dated October 12, 2000, the Company acquired 100.0% of the issued and outstanding shares of common stock of Capstra Capital, Corp. (Capstra), a Washington corporation, from the shareholders thereof in an exchange of an aggregate of 450,000 shares of common stock of the Company and other consideration consisting of cash and payments of certain fees and expenses equal to $30,000 (the Acquisition). Immediately following the Acquisition, the Company formed Greatestescapes (Washington) Corp.(Subco) a newly- formed Washington corporation newly formed solely for the following purpose as a wholly-owned subsidiary of the Company. Subco then merged with Capstra (the Merger). The Acquisition was approved by the unanimous consent of the Board of Directors of Capstra and its shareholders on October 12, 2000. The Acquisition was effective on October 12, 2000. The Merger was approved by unanimous consent of the respective Board of Directors of Subco and the Company on October 12, 2000. The Merger was effective on October 16, 2000. The Acquisition and Merger is intended to qualify as reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition and Merger, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the Commission), the Company elected to become the successor issuer to Capstra for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective October 16, 2000.

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

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


Note A - Organization and Description of Business - Continued

Subsequent to the termination of the F&F transaction, the Company changed it's corporate name to American Recreational Enterprises, Inc.

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. Through the date of the accompanying financial statements, and subsequent thereto, there have been no business transactions conducted by Lenders/Investors, Inc.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of February 28/29.

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage as it has generated no significant operating revenues and has incurred cumulative operating losses of approximately $681,000.

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

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

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

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. Through the date of the accompanying financial statements, and subsequent thereto, there have been no business transactions conducted by Lenders/Investors, Inc.

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

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

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

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At August 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of August 31, 2003 and 2002, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.


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

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

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

Summarized results of operations for the disposed operations for the year ended February 28, 2001 is as follows:

    Net sales                               $  13,257
                                            ==========
    Operating income (loss)                 $(289,554)
                                            ==========
    Loss from discontinued operations       $(215,669)
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


Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended August 31, 2003 and 2002 and for the period from February 10, 1999 (date of inception) through August 31, 2003, respectively, are as follows:

                                                       Period from
                                                     February 10, 1999
                       Six months    Six  months    (date of inception)
                          ended         ended            through
                       August 31,    August 31,        August 31,
                          2003           2002              2003
                     --------------------------------------------------
 Federal:
   Current             $     -          $     -           $     -
   Deferred                  -                -                 -
                       -------          -------           -------
                             -                -                 -
                       -------          -------           -------
 State:
   Current                   -                -                 -
   Deferred                  -                -                 -
                       -------          -------           -------
                             -                -                 -
                       -------          -------           -------

   Total               $     -          $     -           $     -
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

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended August 31, 2003 and 2002 and the period from February 10, 1999 (date of inception) through August 31, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                  Period from
                                                                                               February 10, 1999
                                                                Six  months     Six months    (date of inception)
                                                                   ended           ended            through
                                                                August 31,      August 31,        August 31,
                                                                   2003             2002              2003
                                                            -----------------------------------------------------
Statutory rate applied to income before income taxes            $(4,500)        $     -          $ (231,400)
Increase (decrease) in income taxes resulting from:
     State income taxes                                               -               -                   -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         4,500               -             231,400
                                                                -------         -------          ----------

         Income tax expense                                     $     -         $     -          $        -
                                                                =======         =======          ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2003 and 2002, respectively:

                                                 August 31,        August 31,
                                                    2003              2002
                                                -------------------------------
       Deferred tax assets
         Net operating loss carryforwards          $ 4,500           $ 1,800
         Less valuation allowance                   (4,500)            1,800
                                                   -------           -------

         Net Deferred Tax Asset                    $     -           $     -
                                                   =======           =======

During the six months ended August 31, 2002 and 2001, the reserve for the deferred current tax asset increased (decreased) by approximately $4,500 and $-0-, respectively.


Note H - Preferred Stock

On July 17, 2001, the Company approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. This action was filed with the State of Nevada on July 23, 2001. As of August 31, 2003 and 2002, there were no shares of preferred stock issued and outstanding.

             American Recreational Enterprises, Inc. and Subsidiary
                        (a development stage enterprise)

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

Accordingly, the Company has been virtually dormant since November 30, 2000, except for the failed acquisition transaction discussed in the preceding paragraph and the February 2003 formation of Lenders/Investors, Inc.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary has meaningful operations.

Liquidity and Capital Resources

At August 31, 2003 and 2002, respectively, the Company had working capital of approximately $29,400 and $-0-.

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

(3)  Plan of Business

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. Through the date of this filing, there have been no business transactions conducted by Lenders/Investors, Inc.

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

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

   None




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     American Recreational Enterprises, Inc.
                                  (Registrant)


Dated: October 13, 2003

                                            /s/ Jorge Elias
                                            ------------------------------------
                                            Jorge Elias
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director