Form 10KSB
period 2003-12-31
BIDVILLE INC
filed 2004-04-02
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[_]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

For the fiscal year ended _____________.

[X] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from March 1, 2003 to December 31, 2003.

--------------------------------------------------------------------------------

Commission File Number: 000-31477

                                 Bidville, Inc.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                             98-0224958
--------------------------                            --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                         601 Cleveland Street, Suite 120
                            Clearwater, Florida 33755
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (727) 442-9669
                   -----------------------------------------
                           (Issuer's telephone number)


                                       N/A
                   -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)
--------------------------------------------------------------------------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


The issuer's proforma revenues for the fiscal year ended December 31, 2003 was $45,627. These revenues are proforma due to the change in control of the operating subsidiary in August 2003.


The aggregate market value of voting common equity held by non-affiliates as of March 22, 2004 was approximately $22,704,000.


As of December 31, 2003, there were 29,770,007 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format: Yes [_]  No [X]

                                 BidVille, Inc.

                                Index to Contents



                                                                            Page
                                                                          Number
Part I

Item 1     Description of Business                                             4
Item 2     Description of Property                                            56
Item 3     Legal Proceedings                                                  56
Item 4     Submission of Matters to a Vote of Security Holders                56

Part II

Item 5     Market for Company's Common Stock and
              Related Stockholders Matters                                    57
Item 6     Management's Discussion and Analysis or Plan of Operation          61
Item 7     Financial Statements                                               75
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         75



Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               75
Item 10    Executive Compensation                                             80
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 81
Item 12    Certain Relationships and Related Transactions                     83
Item 13    Exhibits and Reports on 8-K                                        85
Item 14    Controls and Procedures                                            88

Signatures                                                                    90

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

                                     PART I

Item 1 - Description of Business

     Bidville, Inc. ("Bidville") was originally formed as Greatestescapes.Com Inc. on February 10, 1999, under the laws of the State of Nevada. The Company was originally in the business of operating a multi-media travel-related publishing enterprise. Greatestescapes.Com Inc. marketed travel-related products based on the content of its print publications as well as its digital Internet magazine. Products included a wide range of goods through its online store, www.GreatestEscapesStore.com. The Company intended to develop other travel products to be sold and distributed through its on-line department store, two websites, www.GreatestEscapesStore.com and www.LiteraryTrips.com, and other more traditional outlets.

     Pursuant to an Agreement and Plan of Reorganization dated October 12, 2000, Greatestescapes.Com acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Capstra Capital, Corp. ("Capstra"), a Washington corporation, from the shareholders thereof in an exchange of an aggregate of 450,000 shares of common stock of Greatestescapes.Com and other consideration consisting of cash and payments of certain fees and expenses equal to $30,000 ("the Acquisition"). Immediately following the acquisition, the Company formed Greatestescapes Corp. ("Subco"), a newly-formed Washington corporation, formed solely for the purpose of being a wholly-owned subsidiary of the Company. Subco then merged with Capstra ("the Merger"). The Acquisition was approved by the unanimous consent of the Board of Directors of Capstra and its shareholders on October 12, 2000 and became effective as of that same date. The Merger was approved by unanimous consent of the respective Board of Directors of Subco and the Company on October 12, 2000, effective October 16, 2000. The Acquisition and Merger was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition and Merger, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission ("SEC"), the Company elected to become the successor issuer to Capstra for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and elected to report under the Exchange Act effective October 16, 2000.

     On December 1, 2000, Greatestescapes.com, Inc. entered into an agreement with its controlling shareholders and officers whereby the officers would acquire all the assets and operations of the Company in exchange for the assumption of liabilities related thereto. Further, a controlling shareholder surrendered 5,000 shares of common stock to the Company for no consideration. As a result of this transaction, Greatestescapes.com, Inc. had no assets, liabilities or operations.

     On July 17, 2001, the Company changed its name from Greatestescapes.com, Inc., to American Ammunition, Inc., and approved authorization in its Articles of Incorporation to issue 50,000,000 shares, par value of $0.001, of preferred stock of the Corporation upon such terms, conditions, privileges and limitations as the Board of Directors deems appropriate. These two (2) transactions were approved by the shareholders by consent and the Amended Articles of Incorporation were filed with the State of Nevada on July 23, 2001. On that same date, the Company also authorized a reverse split of its common stock at a rate of 1 for 200, with the proviso that no shareholder holding more than 500 shares of stock have their stock reduced below 500 shares of stock and that no shareholder holding less than 500 shares of stock have any such reduction in the amount of stock owned by such shareholder. This reverse split is effective for all shareholders of record on July 17, 2001, and was implemented on electronic and other quotation systems at the close of business on August 13, 2001. After the effect of the reverse split, the Company had 110,007 shares of common stock issued and outstanding, as rounded. The effect of the reverse split is presented in the accompanying financial statements as of the first day of the first period presented.

     On July 20, 2001, the Company entered into a Share Exchange Agreement, to be completed on or before August 31, 2001, whereby the Company would acquire one hundred percent (100%) of the issued and outstanding capital stock of F&F Equipment, Inc. ("F&F"), a privately-owned Florida corporation, in exchange for 25,000,000 post-reverse split shares of the Company's common stock. This transaction was to effect a reverse acquisition of F&F.

     On August 31, 2001, F&F and the Company agreed that there was a failure of consideration on the part of one or both of the parties to the Agreement. F&F and the Company agreed that it was in the best interest of both parties to void, cancel and terminate the Agreement ab initio and to release any claims F&F had or may have against the Company, as well as any claims that the Company had or may have against F&F in consideration of such release. Subsequent to the termination of the F&F transaction, the Company changed its corporate name to American Recreational Enterprises, Inc. ("AREP").

     On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc., a Florida corporation, for the purpose of (a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. From the time it was formed until the subsidiary was subsequently spun off to the Company's shareholders, Lenders/Investors, Inc. had not conducted any business.

     On December 10, 2003, the Company, NoBidding, Inc. ("NoBidding"), a New Jersey corporation formed on April 19, 1999, and the individual holders of the outstanding capital stock of NoBidding, consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. The Agreement provided for one hundred percent (100%) of the shares of NoBidding to be acquired by the Company in exchange for 20,000,000 shares of common stock of the Company and $50,000 cash and for the establishment of a new Board of Directors of the Company consisting entirely of NoBidding directors. The Agreement also mandated that the total issued and outstanding shares of the Company immediately after the closing of the transaction be 25,360,007 shares. The Company's subsidiary, Lenders/Investors, Inc. was spun off to the Company's shareholders prior to the Agreement and Reorganization, leaving NoBidding as the only wholly-owned operating subsidiary of the Company after effecting the Agreement. The Reorganization was accounted for as a reverse acquisition.

     The Board of Directors of the Company (the "Board") appointed Gerald C. Parker, Michael Palandro, Robert W. Pearce, C. John Dewey and Edward Orlando to serve as members of the Board until the next meeting of the shareholders in which directors are elected. Subsequently, Jorge Elias, the existing president of the Company, tendered his resignation in accordance with the terms of the Agreement and Gerald C. Parker was elected Chairman of the Board.

     The Company amended its Articles of Incorporation to change its name from American Recreational Enterprises, Inc. to Bidville, Inc. on December 10, 2003. The total issued and outstanding common stock after effecting the Share Exchange Agreement was 25,360,007 shares. Effective January 7, 2004, the Company changed its symbol on the OTCBB from "AREP" to "BVLE."

     In addition, concurrent with the acquisition of NoBidding, the Company's management elected to change the Company's fiscal year-end from February 28 to December 31. The Company's subsequent periodic filing, in accordance with the Securities Exchange Act of 1934, as amended, was the present Form 10-KSB for the transition period from March 1, 2003 to December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2004.

     On March 24, 2004, Bidville acquired 3 2 1 Play, Inc. ("3 2 1"), a New York corporation, and its subsidiary Buy Sell Connect.com, Inc., also a New York corporation, to operate as subsidiaries of the Company. In exchange for 100% of the common stock of 3 2 1, we agreed to issue the existing 3 2 1 shareholders five hundred thousand (500,000) shares of Bidville restricted common stock ("purchase price") and up to an additional three million (3,000,000) shares of restricted common stock payable upon 3 2 1 reaching certain performance goals, as defined in the agreement, payable over a period of up to three years from the date of the agreement.

Online Auction Industry Background

Overview

     Within the last decade, the shape of the consumer marketplace has undergone a dramatic change, primarily due to the emergence of the Internet as a commercial medium. The Internet has evolved into the fastest-growing electronic communications tool in history, with the potential to provide more connective power, purchasing capability, and knowledge resources than print and telephonic media combined. In the United States alone, the number of people with regular Internet access has expanded from roughly 86 million persons in March 2000, to 126 million in August 2003. Sources: UCLA Center for Communication Policy, UCLA Internet Report: Surveying the Digital Future (2000); America's Online Pursuits:
The Changing Picture of Who's Online and What They Do, Internet & American Life Project, December 22, 2003.

     Consumers worldwide are now taking part in a phenomenon known as "e-commerce," where goods are bought and sold at the click of a button in a global electronic marketplace. Online shopping, or "e-purchasing," has been growing steadily in the United States, despite the recent economic slump and decline in consumer confidence. Published reports vary, however, as of December 2002, more than 67 million Americans had bought products online, representing a growth of 63% from the 41 million Americans who had bought products online as of March 2000. The number of Americans who made online purchases on a typical day doubled (from 3 million to 6 million) between 2000 and 2002. Source: America's Online Pursuits, Internet & American Life Project, December 22, 2003.

     As researchers from the Internet Project noted in a December 2002 report, "this increase in e-purchasing occurred alongside a substantial decrease in overall consumer confidence in the whole U.S. economy during the same period.

Consumer comfort levels and satisfaction in the online world appeared to be rising, even as the offline markets were sagging; in September 2002, 85% of those who had ever bought products online said that they `always' or `most of the time' were able to find and buy the products they were seeking. However, it is important to note that while most Internet users have embraced the transition to e-commerce, the overall volume of online sales has generally constituted a very small portion of the total retail market in America."

     In addition, researchers have attributed the growth of online consumer activity between 2000 and 2002 to the fact that the Internet population was still in the process of maturing. "Our research has repeatedly shown that as Internet users gain experience, they are increasingly at ease with making online purchases and are more likely to spend money on the Web. For example, while 67% of Internet users with 4-5 years of experience had bought products online as of December 2002, just 45% of those who had been online for 2-3 years had done so."
Source: Counting on the Internet, Internet & American Life Project, December 29, 2002.

     The  Forrester  Group  estimates  that  e-commerce  will  approximate  $6.7 trillion by 2004, a marked increase from the $657 billion reported by International Data Corporation for the year ended 2000. In addition, despite the fact that the overall growth of the Internet population seemed to be stabilizing in 2002, e-commerce is expected to continue to develop at an extraordinary pace, with projected growth increases of 71% and 67% by the end of 2004 and 2005 respectively.

The Online Auction Market

     One form of e-commerce that has experienced tremendous growth in recent years is the online auction format, nearly doubling its number of users between the beginning of 2000 and the end of 2002. "In March 2000, 13 million American Internet users had placed a bid, bought an item, or sold an item through an auction website. But by December 2002, there were 24 million Americans who had exchanged their wares online." Source: America's Online Pursuits, Internet & American Life Project, December 22, 2003. Contributing to this growth has been the successful online auction format first introduced by eBay, which created a person-to-person Web-based trading community that allows sellers to list items for sale, buyers to bid on items of interest and all users to browse through all of the items listed in any given category.

         Popularity of Online Auctions

     Online auctions have become particularly popular because the Internet serves as a global marketplace for consumers - a single place where a person can find anything they are looking for and easily compare prices, regardless of where they live. For sellers, online auctions provide access to a much larger pool of potential customers than traditional means, at a much lower cost of access. Online auctions not only make selling easier for businesses, they also provide a place for individuals to offer their goods and services to the global Internet population. In addition, the auction format itself creates a sense of urgency among buyers to bid for goods before an auction ends, creating an exciting and captivating trading environment.

     As part of an effort to educate auction-goers about how to take advantage of this new marketplace and minimize potential problems, the National Consumer League (the "NCL") conducted a survey at the end of 2000 to determine how and why people participate in online auctions. Overall, most of the survey respondents who participated in online auctions indicated that they did so only as bidders. The study found that bidders were attracted to online auctions because they were looking for either: bargains (43%), hard to find items (23%), or things they collect (21%). In addition, of those who had participated as bidders in online auctions, eighty-three percent (83%) actually bought something. The average value of most purchases was $100 or less (75 %), but twenty-one percent (21%) of buyers said the average value of their auction purchases was between $101 and $500. Source: National Consumer League, Online Auction Survey Summary, January 31, 2001.

     Despite having such a large group of current and potential customers, the online marketplace has historically been highly fragmented, dominated by one or two online auction companies without any real competition. The online auction market is growing and is highly responsive to simplicity, new marketing ideas and online innovation. No expensive infrastructure or inventory is required to enter the market. Skilled personnel and technology are the only barriers to entry that exist.

     As a result, Bidville was created in 1999 by Dr. Edward Orlando, offering a wide range of online auction services that present a viable alternative to eBay. Bidville's website provides a venue for buying and selling activities to take place between its users on a consumer-to-consumer, business-to-consumer and business-to-business basis. The range of products offered on Bidville's website is expansive, allowing users to browse through many categories and find new or used listed items that would normally be difficult to locate through conventional means. As the portion of the population with Internet access continues to grow, online auction companies such as Bidville should enjoy a a more diverse and active membership base.

Bidville: The Market Alternative

     Bidville provides Internet users with an active website that facilitates auctions and fixed-price e-commerce between unrelated third parties. The Company's website may be accessed through the URL: www.bidville.com. Bidville currently has approximately 145,000 active members, with over 3,500 active sellers. In addition, Bidville has developed an aggressive marketing plan to help grow its membership in the future. See "Marketing and Distribution" below.

     Bidville's on-line auction and fixed price offering allows buyers and sellers to bypass traditionally expensive, regionally fragmented intermediaries and provides a venue to transact business twenty-four hours a day, seven days a week, and 365 days a year. In this manner, the buyer has access to a marketplace where business is conducted by negotiating with sellers through an open bidding process and allows buyers to make purchases based on targeted prices. The seller has the luxury of displaying products for sale to a virtually infinite marketplace of buyers. Therefore, the seller is able to reliably sell at competitive prices, due to lower cost of sales.

     Bidville currently has over 1.3 million daily listings, ranging from electronics to baseball cards, and supports a growing community, evidenced by its active message boards. In order to attract sellers and expand revenue-producing parameters, Bidville recently initiated a "Final Success Fee" ("FSF") (described in greater detail below) as a transition from its previous membership-based monthly fee structure. Bidville does not currently charge sellers listing fees and there is no charge to persons wishing to bid on any of the items posted on our website.

     In the normal course of business, Bidville charges sellers for access to online auction service through both a FSF format and a listing "Enhancement Fee" format. Sellers are only charged a Final Success Fee (not a "listing fee") when an item is successfully sold. This FSF is charged as a percentage of the final value of a successfully completed auction. The FSF percentage ranges from a straight 5% to 1% plus a calculated price range based on percentage closing fees accrued from higher level closing values.

     The current Bidville model derives revenues from sellers through Final Success Fees, as well as under a schedule of optional charges should a seller choose to use certain features to enhance their product listings (known as "Enhancement Fees"). The existing Bidville seller base, which was previously subject to a monthly membership fee for listing items for sale on the Bidville site, will gradually be matriculated into the recently implemented FSF structure.

Bidville's Business Approach and Development

     The Bidville website has been designed around an intuitive and easy to use trading platform. After completing a short online registration form, sellers can list one or many items for sale on the website. A seller can create listings with attractive and professional descriptions without having to know how to use HTML programming. Bidville also offers additional tools to help sellers with their listings, such as a bulk loader, photo gallery and tracking services. During the course of the auction, bidders are first notified by e-mail that they have placed the highest bid and immediately notified if they are outbid. In addition, both sellers and successful bidders are automatically notified when an auction or "Take-It Listing" has been completed. Bidville offers members further assistance through a comprehensive "Help" section, as well as customer service geared toward helping experienced as well as novice "auctioneers."

     Bidville has developed a number of features designed to make users more comfortable when dealing with an unknown trading partner over the web. The ratings section encourages every Bidville member to provide comments and feedback on other Bidville members with whom they have completed a transaction. In addition, we plan to implement a fraud insurance program in the near future, at no cost to the user, which would cover select items sold on the site up to a value of $300 (minus a $20 deductible), for members with non-negative feedback ratings. In addition to the proposed fraud insurance coverage, Bidville's expanded safety program offers tips and guidelines for safe trading, responds to reports concerning misuse of the Bidville service and if necessary, warns or suspends users who violate the terms of Bidville's "User Agreement". Bidville's ongoing trust and safety initiatives, including credit card requirements for sellers, insurance and integrated escrow payment services through use of a qualified and reputable third party, are all intended to assist Bidville in maintaining as safe a place to conduct trades as possible. We are also in the process of developing a comprehensive set of rules and guidelines specifically prohibiting the sale of illegal, infringing or pirated items.

     Bidville currently allows its sellers to offer multiple options for payment. The Company may also investigate the development of its own online payment system. In the event Bidville develops its own online payment system, it is anticipated that this feature will generate additional revenue for Bidville.

Bidville's Strategy

     Our business strategy is to develop into an alternative online auction marketplace, in an environment dominated by eBay, by using Bidville's website to provide a conduit for our online auction and fixed price format offering. This strategy is dependent upon our continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance existing and future services.

     Our revenues to date have been marginal and therefore our business strategy has been based almost entirely upon raising capital to fund this strategy. We expect future revenues to be based upon the Final Success Fees charged to sellers when their items are successfully sold on the Bidville website, as well as from any Enhancement Fees collected from sellers who choose to use them. Due to our limited operating history, however, there can be no assurance that these revenues will be sufficient to sustain our operations or that we will be profitable in the future.

     Accordingly, our revenues are dependent on the volume of sales of goods on our website. Revenues from sales are recognized in the period in which revenues are earned. Our gross profit margin will be determined in part by our ability to estimate and control direct and indirect costs of operations and our ability to incorporate such costs into the FSF structure and the enhancement fees charged to sellers.

     Bidville receives sellers' payments through the online use of credit cards processed through a third-party paymaster. As such, we recognize revenue on the date a payment is received from sellers for any items that are successfully sold in any of our auctions. Accordingly, Bidville's only short-term reportable accounts receivable are those that exist at the end of any reporting period. Unlimited access rights are granted to registered buyers and sellers on the Bidville website. Provisions for doubtful accounts and authorized credits to sellers are made at the time of revenue recognition based upon Bidville's historical experience in this area.

Bidville Services and Procedures

     Bidville has created a business entity whose formation is closely aligned with the highly successful model originated by eBay. However, because Bidville sellers are not charged listing fees, Bidville offers sellers a distinct advantage over other Internet auction venues.

Registration

     Anyone can visit the Bidville website and look through the more than 2,600 categories listing items for sale in an auction at any given time. In order to place a bid, however, a new Bidville user must first complete a simple online registration form. Users must be at least 18 years of age to register on our site. During registration, a user is required to choose a "nickname" or User ID, as well as give their contact information (such as name, address, phone number and email address). This information is later used to contact the user about services on our site for which they may have expressed an interest.

     After completing the registration form, new users must confirm their registration before using the new account by reading and accepting the terms of our User Agreement and finally, creating a password for their account. Once a password has been chosen, the account is immediately activated and the new user can then proceed to bid on any of the items listed on our site.

Auction Types

     There are two basic types of auctions conducted on the BidVille site:

English Auctions

     English auctions are probably the most common type. Users bid the highest price they are willing to pay for an item and bidding activity stops when the auction time expires. The item is sold to the highest bidder at their last posted bid price.

     In addition, English auctions allow sellers to specify a "Reserve Bid" for an item. A Reserve Bid is a set price below which an item will not be sold. If the Reserve Bid is not reached by the time the auction ends, the item will not be sold. The seller must then re-list the item in a new auction in order to sell it.

Dutch Auctions

     Dutch auctions are a special type of auction designed to handle cases where a seller may have a number of identical items to sell. Sellers should specify a minimum price (starting bid) and the exact number of items that are available at that price. Bidders place bids at or above that minimum price and the number of items that they are interested in buying. At the end of the auction, the highest bidders win the right to purchase those items at the minimum successful bid amount.

     For example, if twenty-five (25) widgets are being sold at $75.00 and forty-five (45) bidders bid $75.00 for one widget each, in this case, only the first twenty-five (25) people would be able to successfully buy a widget. Since the bid amounts are the same, earlier bids will take precedence and those bidders will take the merchandise. If one of those people were to bid $100 for one widget, however, that person would certainly be one of the bidders to get the merchandise, since their bid would be higher than all the rest.

     If bidders continue to place bids higher than the starting price enough times, then the final bidding price will also increase proportionately. In another example, if less than twenty-five (25) people bid in our example "widget" auction, only that number of widgets would be sold at the opening price of $75.00. For the selling price to increase past the opening price specified by the seller, there must be an equal or higher level of demand than the supply indicated. In our example, the selling price would only increase if twenty-four
(24) or more widgets were bid on, no matter what the amount of each bid.


     In cases where a user bids for multiple quantities of an item, the bidder who bids the lowest will not necessarily get all of the merchandise that they bid on. Take for instance an auction where the user who made the lowest bid requested a quantity of four (4) widgets. If twelve (12) other higher bidders each bought two (2) widgets, there would only be one (1) widget left. In this case, the lowest bidder would only be entitled to one (1) widget, even though they had originally bid for four (4) widgets. To avoid this problem, a bidder must ensure that they are not the lowest successful bidder. (Note: In this type of auction, an item's value is determined by the total number of items bid on, multiplied by the bid price).

Bidding Types

         Proxy Bids

     All bids on English Auctions are proxy bids. A proxy bid is the maximum amount a bidder is willing to pay for a particular item. The proxy bid system takes advantage of the computer in an online auction environment. By entering a proxy bid amount, Bidville software will automatically advance the bidding if someone bids more than the current bid and less than that buyer's proxy bid. Once the price of an item has gone above the bidder's proxy amount, our system automatically sends an email to that user to notify them that they have been outbid. It is then up to the user to increase the amount of their proxy bid through our website in order to continue participating in the auction.

     Proxy bids will also automatically advance the bidding to the level of the reserve or the buyer's maximum proxy bid, whichever is lower. Thus, a user's bid might increase quickly if another bidder has placed a high maximum bid, but not as high as the original user's maximum proxy bid. Our system will automatically place a bid, up to the user's set maximum bid, on the user's behalf. The system will not allow users to place a bid against themselves, and so, although a user can raise their maximum proxy bid by placing another bid, the user's current bid will not be affected.

         Regular Bids

     All bids on Dutch Auctions are regular bids. The amount that a buyer places in a particular field will be the amount of the bid that they are making. The necessity of having to continually update one's bid is a drawback to this type of bid.

         Reserve Bid

     When a seller sets a Reserve Bid amount, they are stating that this value, which is not disclosed to the bidders, is the lowest bid that they will accept as a successful auction. This allows sellers to set a minimum amount for which they will sell a given item.

     Setting a reserve price too high will likely result in an item not selling. However, if a user is bidding in a Reserve auction and they set their maximum bid at a price that is equal to or higher than the seller's reserve price, their bid will automatically be raised to meet it. For example, a seller sets a minimum bid of $20 and a reserve price of $50 for an item. If the buyer sets their maximum bid at $70, their bid will automatically jump to $50 and it will be noted on the item listing that the reserve price has been met.

Bidding on Items

     In order to bid on any item, a new user must first register on the Bidville website and choose a "nickname," or User ID, and a password. Once registered, the user can then select any item they are interested in bidding on, either by searching for a specific item or type of item, or by searching within a particular category or in the featured auction list. To place a bid, the user must then enter their User ID, Password, Quantity and Bid Amount in the Bidding section on the item's auction page. Users then have the ability to review their bid in order to verify that it is correct. Once the user is satisfied with their bid, they can click "submit" and the bid is then entered into our system.

     It is not possible to lower or retract a bid once it has been submitted. In the "Frequently Asked Questions" section of the BidVille website, bidders are cautioned to be extremely careful when placing a bid and to only place bids when they intend on following through with the purchase. However, users can increase their maximum bid (proxy bid) at any time before an auction ends.

     In addition, items listed on our website are most often posted by individuals, and sometimes small companies. It is important to note that although we try to monitor our site and remove objectionable material or listings, we may not be able to regulate or verify every item offered for sale. The "Buyer Information" portion of our website warns bidders to beware of potentially misleading statements or fraudulent listings, as well as illegal products listed for sale. To minimize this risk, bidders are encouraged to email sellers with specific questions relating to an item and to also review the seller's feedback report. Furthermore, bidders are able to email Bidville's Customer Service with any concerns.

         Feedback

     Feedback is a critical way for future buyers and sellers to assess the credibility of a potential buyer or seller. Our Feedback feature allows sellers and successful buyers to rate other parties to a given transaction and provides a place for additional comments. Potential buyers can easily learn more about a seller by browsing through the seller's feedback profile. Comments are categorized either as Positive, Neutral, or Negative and users can easily see how many comments of each type a user has received in the past. This provides an excellent way for buyers to find out about a seller's trading habits and prior dealings on Bidville. We believe feedback is extremely useful in overcoming initial user hesitancy when trading over the Internet, as it reduces the anonymity and uncertainty of dealing with an unknown trading partner.

         TrackPal

     Once a user is registered in our system, that user can then manage their account in a variety of ways through Bidville's "TrackPal" system. The TrackPal system allows users to:

         - Track all of their current and expired auctions.
         - View and edit their personal info.
         - View their selling history.
         - View their buying history.
         - See their user feedback.
         - Relist their expired auctions.
         - Edit their current Auction Items.

     Users can also use TrackPal to edit their personal preferences for message displays, email notifications and the user's "About Me" page. In addition, users can "Block Bidders" from bidding on their items by setting up a "Blacklist" of bidders with whom the user does not wish to do business. A user can block certain bidders from bidding by either specifically naming which users to block or by setting a "Minimum Feedback" rating requirement, which other bidders must meet in order to place a bid.

Selling Items

     Selling an item (or items) online using Bidville's auction format can be very effective and we encourage sellers to post as many items as they wish. Before placing an item for sale, a seller must first be a registered Bidville user and have verified their membership by placing a valid credit card on file with us. After completing a one-time registration, a seller can then list items for auction by simply clicking on the "Post an Auction" link near the top of every page on our website and then filling out a short online form.

     As will be described in greater detail shortly, the key distinction between Bidville and some of its competitors, such as eBay, is that we do not currently charge sellers a "listing fee" to list items for sale in any of our auctions.

Instead, we recently implemented a "Final Success Fee" ("FSF") structure, where sellers pay only a percentage of the final amount for which an item sells in one of our auctions. Sellers do not have to pay an FSF for an item that does not sell, either because there are no bids for the item or because the reserve price is not met. Other than charges for any additional features that a seller may want to use to enhance a listing, sellers incur no other charges in selling an item on our website. This is a key difference between Bidville and eBay's current pricing model (which charges sellers a listing fee to list any item(s) for sale on eBay's website, in addition to a final value fee if the item eventually sells).

     We believe that our pricing model will encourage new users to sell items on our website and can minimize their concerns about the costs of doing so. Bidville auctions allow sellers to sell items on our website without any cost to them unless and until the user is able to successfully sell an item.

         Final Success Fees

     In accordance with our marketing and advertising plans to position Bidville as a frontrunner in the e-commerce marketplace, Bidville changed its previous fee structure from Membership Fees to Final Success Fees ("FSF"). Effective February 1, 2004, FSF are charged to sellers only when the items they list on the Bidville website are successfully sold. The FSF structure is currently as follows:

      Final Sale Price    Final Success Fee
      --------------------------------------------------------
      $0.01-$25.00        5% of the final sale price
      $25.01-$1000.00     $1.25 + 2.5% of final sale price amount over $25.00
      Over $1000.00       $25.63 + 1% of final sale price amount over $1000.00

     FSF are billed to successful sellers on a monthly basis. If the seller has a credit card on file with Bidville, the credit card will be charged the total amount of FSF for that month. If a Bidville seller does not wish to use a credit card to pay for FSF, the seller can make other arrangements with Bidville's Customer Service.

         Enhancement Fees

     Aside from the Final Success Fee described above, there are no other mandatory fees for using Bidville. However, there are many optional fees that a seller may or may not decide to incur. For example, there are optional fees for placing an auction in the "Photo Gallery" or "Featured" area of Bidville. There are also fees for using any of our enhancement features available to help a seller's auction stand out to buyers, such as making an auction title BOLD or add a "Gift Icon" to the item. These added features are charged in the form of "Enhancement Fees," which are billed twice per month to sellers depending on the seller's particular billing cycle. See "Completing the Transaction" below.

     The optional enhancements and the corresponding fee structure are as follows:

         Enhancement                  Fee
         ----------------------------------
         Bold Face Title            $0.25
         Highlight                  $0.25
         Take It!                    FREE
         Gift Center Icon           $0.50
         Category Feature           $2.50
         Homepage Feature           $5.00
         Banner                     $0.25
         Photo Gallery              $0.10

     When a seller posts an auction, Bidville makes it very clear which services are optional. If a seller decides not to use any of these services, they can simply bypass this section on the initial listing form. In that case, the seller's listing will be completely free to the seller until the item actually sells.

         Featured Sellers

     Every day, six (6) Bidville sellers are randomly chosen by our computers to be "Featured Sellers." These sellers will automatically have links on the Bidville homepage that direct bidders to their items. To qualify for the daily drawing, sellers must have at least fifty (50) active auctions at the time of the drawing.

         Bidville Credit

     "Bidville Credit" represents credits issued to and/or purchased by sellers who have been grand-fathered in prior to the February 1, 2004 change from a membership fee structure to an FSF format. Sellers can use Bidville Credit to purchase any of our optional services for their auctions. For example, a seller may use the credit to place an auction in the Photo Gallery or Featured section of Bidville. Bidville Credit cannot be used to pay for items that a user has won or FSFs incurred for items sold, and is not equivalent to cash. Credit is also non-refundable and non-transferable.

     A seller can check their credit balance at any time by visiting the TrackPal section of Bidville and clicking on the "View Your Account Balance" link. While there, a seller can also check the details of their account balance by clicking the "View Your Account Invoices" link. This area will show details of any optional services a seller may have purchased for their items.

Effect of Transitioning from Membership Fee to Final Success Fee Structure

         Premier Sellers

     The recent implementation of the Final Success Fee structure has changed the manner in which existing Premier and Verified sellers are treated. Current Bidville Sellers (as of January 31, 2004) had the option of becoming or continuing their previous Premier Membership plan for three (3) months (paying their membership fee each month) and receiving one and a half (1 1/2) times the credits for each month that they become (or continue) their Premier Membership. After April 30, 2004, there will no longer be Premier Sellers. All members that were Premier Sellers in the prior three (3) months will have three (3) months (until July 31, 2004) to remain as Verified Sellers on Bidville. As of August 1, 2004, there will no longer be any Verified Sellers. Premier Sellers (and Verified Sellers) will not pay any Final Success Fees for the period running from February 1, 2004 to July 31, 2004. Any Credits that are left over after July 31, 2004 will not expire and can be applied towards Enhancement Fees the seller may incur at a later date. Credits, however, cannot be applied towards any Final Success Fee.

For example:

     SUPPORT is a Premier Plus Seller that currently pays $10 per month and accordingly receives $100 in credits per month.

     SUPPORT will continue to pay the $10 for credits towards Enhancement Fees and will not be charged Final Success Fees for February, March, and April.

     SUPPORT will receive $150 per month in enhancement credits from Bidville. Between May 1, 2004 and July 31, 2004, SUPPORT will no longer pay the $10 per month and will still not be obligated to pay any FSF.

     This interim fee structure applies to each level of our Premier Membership fee structure in the following manner:

Premier Sellers:
         *Pay $5 per month through April 30, 2004
         *Receive a $37.50 Credit per month through April 30, 2004 *Do not pay FSF until August 1, 2004.

Premier Plus Sellers:
         *Pay $10 per month through April 30, 2004
         *Receive a $150 Credit per month through April 30, 2004
         *Do not pay FSF until August 1, 2004.

Premier Gold:
         *Pay $15 per month through April 30, 2004
         *Receive a $300 Credit per month through April 30, 2004
         *Do not pay FSF until August 1, 2004.

After August 1, 2004, every Premier Seller (regardless of prior status) will be obligated to pay FSF, although the seller can still apply any unused Credits they may have towards Enhancement Fees. Unused Credits will not expire and may be used by the Seller at any time.

         Verified Sellers

     Current Verified Sellers (as of January 31, 2004) will continue to be Verified Sellers until July 31, 2004. If a Verified Seller is due to renew their six (6) month verification any time between January 31, 2004 and July 31, 2004, they will not be required to renew. All Verified Sellers who are current Verified Sellers as of January 31, 2004 will not have to pay FSF until July 31, 2004. Each current (as of January 31, 2004) Verified Seller will receive a one-time "thank you" from Bidville in the form of $25 in credits to be used towards Enhancement Fees. These credits will not expire and can be used for enhancements either during the six (6) month grandfathering period or at any time thereafter. Credits, however, cannot be applied towards FSF.

For example:

     SUPPORT2 is a Verified Seller that paid $5 for 6 months of Verified Selling on Bidville in October. SUPPORT2 is due to pay an additional $5 to re-verify in February 2004.

     SUPPORT2 does not have to pay an additional $5 in February. SUPPORT2 is a Verified Seller as of January 31, 2004 and therefore does not have to pay FSF until July 31, 2004.

     SUPPORT2 also receives a one-time credit of $25 on February 1, 2004 to use on enhancements for his auctions.

         New Sellers

     All new sellers that registered as users of Bidville after the implementation of the FSF structure (or are an existing member of Bidville but not a Verified Seller or Premier Seller), may still be "grandfathered" in as a Verified Seller and Premier Seller as described above, if such seller becomes a Premier Seller or Verified Seller on or before January 31, 2004.

For example:

     SUPPORT3 joins Bidville on January 2, 2004. SUPPORT3 becomes a Verified Seller. SUPPORT3 pays $5 for his Bidville Verified Membership. SUPPORT3 will receive a $25 credit to use towards enhancement fees on February 1, 2004. SUPPORT3 will NOT have to pay any FSF until July 31, 2004.

All new sellers that become a member of Bidville or are an existing member of Bidville and choose to sell items on or after February 1, 2004 will be charged a FSF for each item that they sell on Bidville.

For example:

     SUPPORT4 joins Bidville on February 2, 2004. SUPPORT4 gets his credit card verified and begins to list items for sale on Bidville. SUPPORT4 sells 20 widgets for $200 total. SUPPORT4 gets an invoice on March 1, 2004 for $10 in FSF.

Completing the Transaction

         Payment of Fees

     Once a seller has verified their membership, Bidville will have a valid credit card from that seller on file. This credit card will be used for routine payment of any optional fees the seller may have accumulated. We will send notification of any fees associated with the respective seller's account twice per month, depending on the seller's billing cycle, via email to the email address on file at that time. On the 1st and 15th of each month, sellers' credit cards will be charged for any fees owed to Bidville totaling $1 or more. If a seller owes less than $1 we will not charge their card, but the balance will carry over to the next billing period.

         Billing System

     Member sellers are billed for the expenses incurred by that seller in a particular month under one of following two billing cycles:

     Cycle 1 - This is the billing cycle for sellers who registered with Bidville between the 1st and 14th of the month. Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or
     FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period in the charges are incurred. The seller's credit card is charged seven (7) days after the date of the e-mailed invoice.

     Cycle 2 - This is the billing cycle for sellers who registered with Bidville between the 15th and 31st of the month. Any charges incurred by the seller ( i.e. aggregate of monthly charges for Enhancement Fees and/or
     FSF) are invoiced via e-mail to the seller between the 15th and the 19th of the subsequent billing period the charges are incurred. The sellers' credit card is charged seven (7) days after the date of the e-mailed invoice.

     This type of two cycle monthly billing structure is cost effective for Bidville, since we are charged a transaction fee each time a credit card charge is processed through our website.

         Paying for Items Won

     At the conclusion of an auction where an item is successfully sold, the winning buyer is notified via email that they are the highest bidder for the ended auction. In the email, winning bidders are provided full details on how to complete the transaction, including contact information for the seller of the item and instructions on how to proceed. The seller is also notified via email when an auction has ended. In cases where an item has successfully been sold, the email also identifies the winning high bidder.

     In most cases the seller contacts the winning bidder first, confirming payment, shipping cost and shipment details for the item. The winning bidder will be shipped the item after making the appropriate payment to the seller, according to the payment instructions initially provided by the seller in the auction description.Operations, Technology and Security

     Technologically, Bidville's website is a scalable and highly accessible system. The backbone of the system resides on a high performance network, with a suite of high-end multi-processor Intel based servers hosting a relational database system and full text repository.

     A parallel network of web and application servers provides public access to the thousands of pages that collectively comprise the Bidville website. High availability, load balancing and monitoring of this array of pages and servers are accomplished by using company-owned equipment manufactured by Dell, Cisco and Alteon Web Systems, Inc. Bidville's networks and server farms are constantly monitored and corrective actions are taken in response to internal alerts and triggers. The Bidville site is kept in a constant state of readiness 24 hours a day, 7 days a week, 365 days a year, and has full redundancy throughout all layers of the application, based on load balancing, mirroring, replication technologies and fail over architecture, greatly reducing the amount of down time.

         Web Hosting Colocation

     On February 25, 2004, we completed the move from our former web hosting services provider, Omega Micro Systems, Inc. in Newark, New Jersey to a web hosting colocation in Tampa, Florida. The new web hosting service provider, iLand Internet Solutions Corporation, in addition to being more geographically accessible from Bidville's offices, also provides greater broadband capability and more comprehensive and expansive managed services. The new hosting location maintains the highest level of access security for the Company-owned equipment owned by the Company.

         Testing

     Bidville's development staff works on an independent development network of high-end servers and workstations where they can test new techniques as well as perform full functional and regression testing of any new features before such features are brought into Bidville's live site.

         Internet Security

     All sensitive transactions are handled using industry standard SSL encryption through Verisign, a provider of Internet security. The use of this process and Verisign as a provider helps to prevent Bidville members' confidential information from being intercepted and/or altered by unauthorized third parties. In addition, Bidville has teamed with several companies to provide real-time financial transactions to its membership via secure exchanges between their servers and those of the Company. Bidville adheres to the privacy standards set by the Trust-E and BBB Online organization. Bidville's main priority is to establish and maintain a secure on-line environment for all Bidville members.

Marketing and Distribution

     Bidville enters the marketplace at a time when Internet use was much greater than level when eBay began operations. This should result in a shorter period of ramp-up time for growing Bidville's registered user base and expanding associated buying and selling activities on the Bidville website. To maintain a competitive edge, Bidville plans to continually introduce a stream of new innovative technologies and services to the growing online consumer market.

     Bidville's marketing strategy centers on brand visibility and online consumer market awareness. Bidville's first step is to initiate a co-registration e-mail program along with product positioning with major e-commerce names such as: The Excite Network (Iwon.com), Overture, Lycos.com and Yahoo.com; organizations with which Bidville currently has contracts on a per campaign basis, except for: Yahoo.com which runs through September 2004 and Auction Bytes which runs through the end of 2004. We also plan to introduce an Affiliate Program that pays a fee for performance based and qualified new registration activities conducted on the Bidville site. In addition, further online, print, trade shows and other grass roots advertising campaigns will be the cornerstones of Bidville's marketing strategy.

     Many auction site participants have registered at several auction sites in order to increase the odds for successfully locating items to purchase and/or completing a sale of their item. Although Bidville expects to continue to build a strong sense of brand loyalty, it is also understood that in e-commerce, a considerable percentage of users who register at Bidville will also be registered at other online shopping marketplaces.

     We plan to monitor our newsgroups, conduct our own surveys and opinion polls, hold community forums and workshops, and analyze feedback obtained through records, statistics and correspondence maintained for customer service interaction with Bidville's members. We believe that continuing to build a strong online community is a key factor for continued business growth.

COMPETITION

     The online auction service market is intensely competitive, with eBay being the dominant player in this market. Our primary competition comes from various online auction sites including: eBay, Amazon.com, the Fairmarket Auction Network, Surplus Auction, uBid, Yahoo! Auctions, and a large number of other companies that use an auction format for consumer-to-consumer or business-to-consumer sales. Bidville's total fee structure, however, is typically forty-five to sixty percent (45% - 60%) lower than comparable fees charged by eBay, with the actual fee structure in each instance depending on the final bid price and the type of fee charged. Additionally, Bidville provides the same, and in many circumstances more, services than do competitors such as eBay.

     In general, we also face competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have capabilities that may allow such competitors to offer their services at prices that may directly compete with ours. Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods.

     Our broad-based competitors include the vast majority of traditional department and general merchandise stores, as well as emerging online retailers. The most prominent of these include: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax and Sam's Club as well as eBay, Amazon.com, Buy.com, AOL.com, Yahoo! shopping and MSN. In addition, we face competition from local, regional and national specialty retailers and exchanges in each of its categories of products. For example:

     Antiques: Christie's, eHammer, Sotheby's / Sothebys.com, Phillips (LVMH)

     Coins & Stamps: Collectors Universe, Heritage, US Mint, Bowers and Morena

     Collectibles:    Franklin   Mint,   Go   Collect,    Collectiblestoday.com,
     wizardworld.com, Russ Cochran Comic Art Auctions, All Star Auctions

     Musical Instruments: Guitar Center, Sam Ash, Mars Music, Music123.com, Gbase.com, Harmony-Central.com

     Sports Memorabilia: Beckett's, Collectors Universe, Mastro, Leylands, Superior

     Toys, Bean Bag Plush: Amazon.com, KB Toys, ZanyBrainy.com, Wal-Mart.com

     Premium Collectibles: Christies, DuPont Registry, Greg Manning Auctions, iCollector, Lycos / Skinner Auctions, Millionaire.com, Phillips (LVMH), Sotheby's, Sothebys.com

     Automotive (used cars): Autobytel.com, AutoVantage.com, AutoWeb.com, Barrett-Jackson, CarPoint, Collectorcartraderonline.com, eClassics.com, Edmunds, CarsDirect.com, Hemmings, imotors.com, vehix.com, newspaper classifieds, used car dealers

     Books,  Movies,  Music:  Amazon.com,  Barnes &  Noble,  Barnesandnoble.com,
     Alibris.com,   Blockbuster,   BMG,   Columbia   House,   Best  Buy,  CDNow,
     Express.com, Emusic.com

     Clothing: Bluefly.com, Dockers.com, FashionMall.com, The Gap, J. Crew, LandsEnd.com, The Limited, Macy's, The Men's Wearhouse, Ross

     Computers & Consumer Electronics: Best Buy, Buy.com, Circuit City, Compaq, CompUSA, Dell, Fry's Electronics, Gateway, The Good Guys, MicroWarehouse, Shopping.com, 800.com, Computer Discount Warehouse, PC Connection, computer and consumer electronics retailers

     Home & Garden: IKEA, Crate & Barrel, Home Depot, Pottery Barn, Ethan Allen, Frontgate, Burpee.com

     Jewelry: Ashford.com, Mondera.com

     Pottery & Glass: Just Glass, Pottery Auction, Go Collect

     Sporting Goods/Equipment: dsports.com, FogDog.com, Footlocker, Gear.com, golfclubexchange, MVP.com, PlanetOutdoors.com, Play It Again Sports, REI, Sports Authority, Sportsline.com

     Tickets: Ticketmaster, Tickets.com

     Tools/Equipment/Hardware:  Home Depot, HomeBase,  Amazon.com, Ace Hardware,
     OSH

     Business-to-Business: Ariba, BidFreight.com, Bid4Assets, BizBuyer.com, bLiquid.com, Buyer Zone, CloseOutNow.com, Commerce One, Concur Technologies, DoveBid, FreeMarkets, Iron Planet, labx.com, Oracle, Overstock.com, PurchasePro.com, RicardoBiz.com, Sabre, SurplusBin.com, Ventro, VerticalNet

     Nevertheless, some of our current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet spaces than we do. In addition, some of these competitors also have significantly greater financial, marketing, technical and other resources than we do. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, better-established and better-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Increased competition may result in reduced operating margins, loss of market share and a diminished value for our brand. Some of our competitors have offered services for free, and others may do this as well. We may be unable to compete successfully against current and future competitors.

     In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could ultimately cost us more money or even harm our business. For example, we have implemented an insurance program that generally insures items up to a value of $200, with a $25 deductible, for users with a non-negative feedback rating at no cost to the user. If we receive a large number of claims from users under this program, the cost of running our insurance program may impair our profitability.

     New  technologies  may  increase  competitive  pressures  by  enabling  our competitors to offer similar services at a lower cost than we can. Some Internet-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with us. Although we plan to establish Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be on commercially reasonable terms. Even if these arrangements are implemented, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access or Internet browsers could promote our competitors or charge us substantial fees for inclusion.

     Finally, some of our current and potential competitors have established or may establish cooperative relationships among themselves or directly with large online service and search engine companies, which may grant our competitors exclusive or semi-exclusive rights that are not available to us. In addition, there has been an ongoing process of consolidation in our industry, which may continue in the future. Accordingly, it is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. For these reasons, among others, increased competition is likely to reduce our operating margins, cause us to lose market share or diminish our brand. If any of these things occur, our business would be significantly harmed.

Status of Publicly Announced Products and Services

     Recently we implemented a Final Success Fee structure that is charged to sellers for successful auctions where item(s) is/are sold. This change became effective February 1, 2004, transitioning Bidville from its previous fee structure where membership fees were charged to all sellers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The materials and equipment needed to operate our online auction service are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.


DEPENDENCE ON ONE OR FEW CUSTOMERS

None.

RESEARCH AND DEVELOPMENT

     We believe that research and development is an important factor in our future growth. The online auction market is at least partly linked to the latest technological advances. Therefore, we must continually invest in technology in order to provide the best quality online auction service to our community of registered users and to compete effectively with other companies in the industry. No assurance can be made that we will have sufficient funds to purchase or implement technological advances as they become available. Additionally, due to the rapid rate at which technology advances, our equipment may be outdated quickly, preventing or impeding us from realizing our full potential profits.

PATENTS, COPYRIGHTS AND TRADEMARKS

     We intend to protect our original intellectual property through a combination of non-compete and confidentiality agreements, along with patents, copyrights and/or trademarks as appropriate. Copyright laws and applicable trade secret laws protect Bidville's proprietary software and source code. Trademark protection prevents others from using a confusingly similar mark, but does not prevent others from making the same goods or from selling the same goods or services under a clearly different mark. We are currently in the process of applying for federal copyright and trademark registration.

     Bidville also currently owns the following domain names:

                  1.  www.bidville.com
                  2.  www.auxpal.com
                  3.  www.feedbacksite.com

EFFECT OF PROBABLE GOVERNMENTAL REGULATION ON THE BUSINESS

Federal

     We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, any Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

     We are subject to the same foreign, federal, state and local laws as other companies conducting business on the Internet. Due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     However, several federal laws have been enacted recently, including the following, which could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. In addition, laws such as the Digital Millennium Copyright Act and the European Union's Directive on Distance Selling, are still only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain.

State

     We are subject to varying levels of regulation in the states in which currently we anticipate providing our online services. Numerous states and foreign jurisdictions, including the State of Florida, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. Several states are considering imposing these regulations upon us or our users, which could harm our business. In addition, as the nature of the products listed by our users change, we may become subject to new regulatory restrictions.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties.

International

     Since our services are accessible worldwide and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content. The Australian high court has also recently held that a U.S. website in certain circumstances must comply with Australian laws regarding libel. Thus, if we expand further into international activities, we will become obligated to comply with the laws of the countries in which we operate. Due to the nature of the Internet, it is possible that the governments of individual states and other foreign countries might attempt to regulate Web content or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could also increase the costs of regulatory compliance for us or force us to change our business practices.

     Furthermore, laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services. In addition, we may be required to retain legal counsel simply in order to advise us as to which laws apply to us and our business, as well as on compliance matters. Applicable laws in various jurisdictions may conflict with one another, leaving us unable to comply with all laws applicable to our business.

Consumer Privacy Regulations

     Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline. Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. In certain instances we are or may become subject to some of these current laws. In addition, we post our privacy policies and practices concerning the use and disclosure of user data directly on our website. Any failure by us to comply with our posted privacy policies, any Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.

     The U.S. Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently have local presence or operations. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

COST OF SOFTWARE DEVELOPMENT

     At the current time, none of the costs associated with software development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future. At the current time, we do not know the extent to which such costs will be borne by the customer, if any.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     Because of the "online" nature of our activities, we have not incurred any expenses in complying with state and federal laws regarding environmental protection or hazardous substances control. We are unaware of any pending legislation that could change the application of such laws so that they would affect us.

EMPLOYEES AND CONSULTANTS

     At our last fiscal year end, December 31, 2003, we employed three (3) persons. As of the date of this filing, we currently employ seven (7) persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed.

     Prior to August 25, 2003, the Company had not entered into any consulting or employment agreements.

     On August 24, 2003, the Company entered into an Executive Employment Agreement with Mr. Michael Palandro under which Mr. Palandro will serve as Bidville's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Palandro is entitled to an annual base salary of $120,000. Further, Mr. Palandro shall receive options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Palandro is also entitled to receive the following bonuses, based on Company performance between October 1, 2003 and September 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     On August 28, 2003, Bidville entered into an Executive Employment Agreement with Mr. Alan Phiet Pham under which Mr. Pham will serve as Bidville's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Pham is entitled to an annual base salary of $56,000.

     Further, Mr. Pham shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On August 28, 2003, the Company entered into an Executive Employment Agreement with Ms. Kimberly J. Cullen under which Ms. Cullen will serve as Bidville's Director of Marketing for a period of three (3) years, through August 31, 2006. Under her agreement, Ms. Cullen is entitled to an annual base salary of $42,000. Further, Ms. Cullen shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share.

     These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald C. Parker under which Mr. Parker will serve as the Company's President and Chairman of the Board for a period of three (3) years, through December 31, 2006. Under his agreement, Mr. Parker is entitled to an annual base salary of $150,000. In addition, Mr. Parker shall receive options to purchase up to 1,000,000 shares of Bidville's common stock at 15% below the market price on the date of the agreement. The closing price of Bidville's common stock for January 12, 2004, the date of the agreement, was $5.02. Accordingly, the exercise price of these options is $4.27. The options vest in one-third increments (approximately 333,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Parker is also entitled to receive the following bonuses, based on Bidville's performance between December 1, 2003 and November 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     Financing: If during the 2004 fiscal year Bidville achieves private equity financing in an amount of $2,000,000, a $50,000 bonus will be paid. If total equity financing during the fiscal year exceeds $9,000,000, an additional $100,000 bonus will be paid.

     In recognition of his role in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004.

     The Company and Dr. Edward Orlando, the Company's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

     Dr. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Dr. Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Dr. Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management.

     On October 1, 2003, the Company entered into a Consulting Agreement with Donald Lees (or LeeWard Enterprises) of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party.

     Subsequent to the December 31, 2003 fiscal year end, we executed four (4) individual consulting agreements with four (4) different corporations. The first of these agreements, dated January 4, 2004, was executed between the Company and Mirador Consulting, Inc., a Florida corporation ("Mirador"), for a term of one year from the date of the agreement. Under the terms of the agreement, Mirador shall provide Bidville with various corporate consulting services, including:

     (a) provide the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services;

     b) use its best efforts to locate and identify to the Company private and/or public companies for potential merger with or acquisition by the Company;

     (c)  contact  the  Company's   existing   shareholders,   responding  in  a
     professional manner to their questions and following up as appropriate; and

     (d) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community.

     Bidville will compensate Mirador for such services rendered through the initial issuance of 50,000 shares of Bidville restricted common stock upon execution of the agreement for a total price of fifty dollars ($50.00). In addition, Bidville will pay Mirador $5,000 in cash per month, the first payment being due and payable at execution and then due on the first of the month for each successive month for the term of the agreement.

     On January 29, 2004, we entered into a consulting agreement with CEOcast, Inc. ("CEOcast"), to provide investor relations services for a term of one year. For such services, Bidville is required to pay CEOcast $10,000 per month on the 29th of each month for the term of the agreement. Upon signing the agreement, Bidville initially paid CEOcast a cash payment of $20,000, representing the first and last month's compensation, in addition to issuing CEOcast 32,000 shares of Bidville restricted common stock. Under the terms of the agreement, Bidville shall give CEOcast registration rights on the 32,000 shares of restricted common stock after any secondary offering pursuant to a registration statement is completed. These registration rights are contractually defined in the agreement as "not piggy back registration rights or demand registration rights."

     We also have a consulting agreement with RMN Consulting, LLC ("RMN"), effective February 19, 2004 for a period of six months. According to the agreement, RMN shall provide Bidville with independent public relations business consulting services, as well as draft a marketing report for the Company. Compensation for these services will be $10,000 cash for the first two months the agreement is in effect. As compensation for the remaining four months of the consulting agreement, we will be required to issue RMN 50,000 warrants to purchase Bidville common stock, exercisable after registration of the underlying common stock at a twenty-five percent (25%) discount from the market price of the common stock on the date of exercise.

     Finally, we recently executed a fourth consulting agreement on March 11, 2004 with Capital Resource Alliance, LLC of Atlanta, Georgia ("CRA"). The purpose of the agreement is for CRA to assist the Company in its application to have Bidville common stock traded on the Frankfort [Germany] Stock Exchange. This agreement is for an one year period and requires compensation in the form of 20,000 shares of restricted, unregistered Bidville common stock and cash in the amount of $200,000, payable within 30 days of the date of the agreement. Receipt of the common stock is contingent upon CRA's successful performance of its services. We are obligated to make reasonable best efforts, in light of "prevailing market conditions," to include the 20,000 shares in the next registration statement we file with the U. S. Securities and Exchange Commission ("SEC") after the execution of this Agreement. However, under the terms of the agreement, if we should determine that, in our opinion, the "prevailing market conditions" do not make the sale of these shares feasible, then the number of shares to be registered in such registration statement shall be reduced.

                                  RISK FACTORS

     An investment in the common stock offered hereby involves a high degree of risk and is not an appropriate investment for persons who cannot afford the loss of their entire investment. Prospective and current investors in common stock of Bidville, Inc. should carefully consider the following risk factors, in addition to the other information contained in this prospectus, before purchasing or selling any of our common stock. Except for the historical information contained herein, the discussion in this prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

We have a limited operating history with which to evaluate our business.

     Our company was formed as a sole proprietorship in 1999. We have only a limited operating history on which you can base an evaluation of our business. Potential investors should be aware of the substantial risks, difficulties, delays, and expenses normally encountered with an online auction company, since online commerce is still developing and presents risks that are beyond our control. To address these risks and uncertainties, we must do the following:

     o maintain and increase our number of registered users, items listed on our service and completed sales;
     o    expand into new product and geographical areas;
     o maintain and grow our websites and customer support operations at a reasonable cost;
     o    continue to make trading through our service safer for users;
     o    maintain and enhance our brand;
     o continue to develop and upgrade our technology and information processing systems;
     o continue to enhance and expand our service to meet the changing requirements of our users;
     o    provide superior customer service;
     o    remain attractive to our commercial partners;
     o    respond to changing legal environments in a variety of countries
     o    respond to competitive developments; and
     o    attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these goals, which could cause our business to suffer. In addition, accomplishing one or more of these goals might be very expensive, which could materially harm our financial results. See "The Company."

Without profits from operations, we will have a need for additional capital.

     Without an infusion of capital or increased profits from operations, we are not expected to proceed with the full implementation of our business plan. At the same time, we do not anticipate the receipt of increased operating revenues until management successfully implements our business plan, which is not assured. Further, we may incur significant unanticipated expenditures, which may deplete our capital at an increased rapid rate because of, among other things, the stage of our business, our limited personnel and other resources and our lack of a widespread client base and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by us beyond those currently contemplated, in order to achieve market penetration on a commercial scale in our planned line of business. We have no identified alternative sources of funds, and there can be no assurance that resources will be available to us when needed. If adequate funds are not available, we may be required to curtail significantly our business activities or cease operations entirely. See "Financial Statements."

Our operating results may fluctuate significantly on a quarterly and seasonal basis.

     Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following:

     o our ability to retain an active user base, to attract new users who list items for sale and who purchase items through our service and to maintain customer satisfaction;
     o our ability to keep our websites operational and to manage and increase the number and value of items listed on our service;
     o the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;
     o foreign, federal, state or local government regulation, including investigations prompted by items improperly listed or sold by our users;
     o the introduction of new sites, services and products by us or our competitors;
     o    volume, size, timing and completion rate of trades on our websites;
     o    consumer confidence in the security of transactions on our websites;
     o our ability to upgrade and develop our systems and infrastructure to accommodate growth;
     o    technical difficulties or service interruptions;
     o    our ability to attract new personnel in a timely and effective manner;
     o our ability to retain key employees in both our existing businesses and our acquisitions;
     o    our ability to integrate and manage our acquisitions successfully;
     o our ability to expand our product offerings involving fixed price trading successfully;
     o the ability of our land-based auction businesses to acquire high quality properties for auction;
     o the timing, cost and availability of advertising in traditional media and on other websites and online services;
     o    the cost of and demand for advertising on our own websites;
     o the timing of payments to us and of marketing and other expenses under existing and future contracts;

     o consumer trends and the popularity of some categories of collectible items;
     o    the success of our brand building and marketing campaigns;
     o the continued success of our commercial partners and technology suppliers;
     o    the increase in the level of use of the Internet and online services;
     o increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our websites; and
     o general economic conditions and economic conditions specific to the Internet and e-commerce industries.

     Our limited operating history and the increased variety of services offered on our website, makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and a substantial portion of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely be adversely affected.

     In addition, our operating results are somewhat seasonal in nature because many of our users reduce their activities on our website with the onset of good weather or during holidays, such as Thanksgiving and Christmas. Seasonal or cyclical variations in our business may become more pronounced over time and may harm our operating results in the future. See "Financial Statements."

Our failure to manage growth could harm us.

     We believe that as our business plan is more fully realized, we will likely experience a period of rapid growth in our customer base, number of listings, geographic areas, types of goods and alternative methods of sale. These changes will result in new and increased responsibilities for management personnel and will place a significant strain upon our management, operational, and financial resources. The areas that may be put under strain by our growth include the following:

o The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least to keep pace with the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

o Customer Support. We are expanding our customer support operations to accommodate the increased number of users and transactions on our websites. If we are unable provide these operations in a cost-effective manner, users of our websites may have negative experiences, and current and future revenues could suffer, or our margins may decrease.

o Customer Accounts. Our revenues are dependent on prompt and accurate billing processes. If we are unable to grow our transaction processing abilities to accommodate the increasing number of transactions that must be billed, our ability to collect revenue will be harmed.

     To accommodate rapid growth and to compete effectively and manage future growth, if any, we will need to expand, train, motivate and manage our work force at a rapid rate. The majority of our employees today have been with us less than one year and we expect that our rate of hiring will continue at a very high pace. If new employees perform poorly, or if we are unsuccessful in hiring, training and integrating new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities. Failure to properly manage any of these areas could have a material adverse affect on our business, operating results and financial condition. See "The Company - Employees and Consultants" and "Management."

We need to develop new services, features and functions in order to expand operations.

     We plan to expand our operations by developing new or complementary services, products or transaction formats or expanding the breadth and depth of services. We may be unable to expand our operations in a cost-effective or timely manner. Even if we do expand, we may not maintain or increase our overall acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation and diminish the value of our brand. We anticipate that future services will include pre-trade and post-trade services.

     We are pursuing strategic relationships with third parties to provide many services. Because we use third parties to deliver services, we may be unable to control the quality of these services, and our ability to address problems with such third party services may be reduced. Expanding our operations in this manner also will require significant additional expenses and development, operations and other resources and will strain our management, financial and operational resources. The lack of acceptance of any new services could harm our business. See "The Company."

An inability to expand our systems may limit our growth.

     We seek to generate a high volume of traffic and transactions on our service. The satisfactory performance, reliability and availability of our websites, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users. Our revenues depend primarily on the number of items listed by users, the volume of user transactions that are successfully completed and the final prices paid for the items listed. We need to expand and upgrade our technology, transaction processing systems and network infrastructure both to meet increased traffic on our site and to implement new features and functions, including those required under our contracts with third parties. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely fashion.

     We use internally developed systems to operate our service for transaction processing, including billing and collections processing. We must continually improve these systems in order to accommodate the level of use of our websites. In addition, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. We capitalize hardware and software costs associated with this development in accordance with generally accepted accounting principles and include such amounts in property and equipment. Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our service and delays in reporting accurate financial information. Our failure to provide new features or functionality could also result in such consequences. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business. See "The Company -- Operations, Technology and Security."

Our growth will depend on our ability to develop our brand.

     We believe that our historical growth has been largely attributable to word of mouth and customer loyalty. We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our services.
Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incurred in building our brand. If we do attract new users to our service, they may not conduct transactions over our service on a regular basis. If we fail to promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed. See "Marketing and Distribution."

Our growth and future success depend on our ability to generate traffic to our website.

     Our ability to sell products through our online auctions depends substantially on our ability to attract user traffic to our website. In order to attract and retain users to our website, we will continue to be required to spend significant amounts of money for online advertising. As the effectiveness of online advertising is decreasing, we intend to also pursue an offline advertising campaign through traditional media forms such as print, radio and television. If we are unable to generate traffic to our website cost effectively, or if our efforts to promote our auctions using both online and off-line media are not successful, our growth and business prospects will be substantially limited. See "Marketing and Distribution."

Failure  to  manage  our  costs  may  result  in  our   inability   to  maintain
profitability.

     We believe that our continued profitability will depend in large part on our ability to do the following:

     o    maintain sufficient transaction volume to attract buyers and sellers;
     o manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support and international and product expansion;
     o    increase our brand name awareness;
     o    and  provide  our  customers  with  superior   community  and  trading
          experiences.

     We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas, such as 3 2 1 Play, Inc and Buy Sell Connect, which we recently acquired. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.

     The existence of several larger and more established companies that are enabling online sales as well as newer companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., reverse auction, group buying, etc.) may limit our ability to raise revenues attributable to final success fees in response to any declines in profitability. In addition, we are spending in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance. See "Competition."

Acquisitions could result in dilution, operating difficulties and other harmful consequences.

     We have recently acquired and may in the future acquire other businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

     o diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing; from focusing on operating the businesses to issues of integration and future products;

     o decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

     o the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

     o the need to implement controls, procedures and policies appropriate for a larger and public company at companies that prior to acquisition had lacked such controls, procedures and policies; and

     o in some cases, the need to transition operations onto the existing Bidville platform.

     We have almost no experience in managing this integration process. Moreover, the anticipated benefits of any or all of our acquisitions may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive. See "The Company" and "Financial Statements."

     In the event that we acquire a non-US company, such foreign acquisitions involve special risks, including those related to integration of operations across different cultures, currency risks and the particular economic and regulatory risks associated with specific countries. Certain of these risks are discussed more fully herein.

Our recent acquisition of privately held 3 2 1 Play, Inc. and Buy Sell Connect, Inc. exposes our business to greater risk.

     As part of our business strategy, we acquired 3 2 1 Play, Inc. and Buy Sell Connect.com, Inc. in March 2004. We expect to enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. The acquisitions of 3 2 1 Play and Buy Sell Connect were accompanied by a number of risks, including:

     o the difficulty of assimilating the operations and personnel of the acquired companies with those of Bidville;
     o the potential disruption of our ongoing business and distraction of management;

     o the difficulty of incorporating acquired technology and rights into our products and unanticipated expenses related to such integration;
     o the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;
     o the impairment of relationships with customers of the acquired companies or our own customers as a result of any integration of operations;
     o the impairment of relationships with employees of the acquired companies or our own business as a result of any integration of new management personnel;
     o    the  potential  unknown  liabilities   associated  with  the  acquired
          companies.

     We may experience similar risks in connection with our future acquisitions. We may not be successful in addressing these risks or any other problems which may arise in connection with the acquisition of 3 2 1 Play and Buy Sell Connect. Our failure to manage the risks that we could encounter in future acquisitions, would harm our business or cause us to fail to realize the anticipated benefits of our acquisition(s).

Our recent acquisitions could result in operating difficulties and increased competition.

     As a result of our acquisition of 3 2 1 Play, Inc., we compete directly with other online companies that offer online shoppers new products from major brand names at or below wholesale prices and directly from the manufacturers. Our competitors in this segment include includes virtually every online seller, including online auction companies, online retailers and even individuals, depending on the category of product. In addition, we believe it is likely that there will be additional entrants to the online new product sales market. Some of these entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition. Increased competition could force 3 2 1 Play to have to sell its products at or below cost, which would reduce total revenues both to 3 2 1 Play and to Bidville, thereby harming our business, operating results and financial condition.

We are dependent on key personnel.

     Our future performance will be substantially dependent on the continued services of our senior management and other key personnel. Our future performance also will depend on our ability to retain and motivate our other officers and key personnel. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies. Our new businesses are all dependent on attracting and retaining key personnel. Our land-based auction businesses are particularly dependent on specialists and senior management because of the relationships these individuals have established with sellers who consign property for sale at auction. In addition, employee turnover and other labor problems frequently increases during the period following an acquisition as employees evaluate possible changes in compensation, culture, reporting relationships and the direction of the business. These labor issues maybe more severe if employees receive no significant financial return from the acquisition transaction. Such increased turnover could increase our costs and reduce our future revenues. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers and other professionals and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees whose stock option strike prices are substantially above current market prices. See "The Company - Employees and Consultants" and "Management."

We are controlled by certain stockholders, executive officers and directors.

     Our executive officers and directors (and their affiliates) own nearly all of our outstanding common stock. As a result, they have the ability to effectively control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or even impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock. See "Management."

Some of our management lacks experience operating an online auction company.

     Potential purchasers of our common stock should be aware that some of our management may not have any experience operating a company which has online auction services as its primary business. Accordingly, management is required to retain knowledgeable and experienced employees and consultants in the operations of our business. There can be no assurance that we will be able to retain our current employees and/or consultants, or that we will be able to recruit knowledgeable and experienced employees and consultants in the future should it be necessary to do so. See "Management."

Future issuances of our common stock will dilute the interests of our existing shareholders.

     Our Articles of Incorporation currently authorize our Board of Directors to issue up to 200,000,000 shares of common stock, $.001 par value, and 50,000,000 shares of preferred stock, $.001 par value. The power of the Board of Directors to issue shares of common stock, preferred stock or options or warrants is subject to shareholder approval in only limited circumstances. Shareholders have no preemptive rights or cumulative voting rights. Any additional issuances of any of our securities may have the effect of further diluting the equity interest of shareholders. Bidville has issued common shares in exchange for services in the past. In the event the Company continues to issue shares in order to acquire services, it is possible that such transactions will increase the total number of outstanding shares without correspondingly increasing the net tangible book value of the Company, thereby proportionately decreasing the net tangible book value per share to stockholders.

We  will  be  required  to  indemnify   our  Officers  and   Directors  in  most
circumstances.

     Under applicable law, our directors will not, except for certain circumstances, be liable for monetary damages to us or any other person for any statement, vote, decision, or failure to act, regarding corporate management or policy, by a director. Further, our Articles of Incorporation and Bylaws require us to indemnify and hold harmless our directors and officers from and against and in respect of certain losses, damages, deficiencies, expenses or costs that may be incurred or suffered by such directors and officers as a result of their serving in such capacities with Bidville.

We do not anticipate paying dividends on our common stock.

     We have not paid any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Therefore, any potential purchaser of our common stock, whose decision to invest in our common stock is based upon an expectation of dividend payments, should refrain from purchasing common stock in Bidville. See "Dividend Policy."

Our stock price has been and may continue to be extremely volatile.

     The trading price of our common stock has been and is likely to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     o    actual or anticipated variations in our quarterly operating results;
     o    unscheduled system downtime;
     o    additions or departures of key personnel;
     o announcements of technological innovations or new services by us or our competitors;
     o    changes in financial estimates by securities analysts;
     o    conditions or trends in the Internet and online commerce industries;
     o    changes in the market valuations of other Internet companies;
     o    developments in Internet regulation;

     o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     o    sales of our common stock or other securities in the open market; and
     o other events or factors, including these described in this "Risk Factors" section and others that may be beyond our control.

In addition, the trading price of Internet stocks in general, and of ours in particular, have experienced extreme price and volume fluctuations in recent periods. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Negative changes in the public's perception of the prospects of Internet or e-commerce companies have in the past and may in future depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted. Litigation of this type, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Some anti-takeover provisions may affect the price of our common stock.

     The Board of Directors has the authority to issue shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Nevada law which may prohibit us from engaging in any business combination with any interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control, as well as the effect of delaying or preventing Bidville shareholders from receiving the premium typically payable to shareholders upon a successful change in control.

Secondary trading of our common stock may not be possible in some states.

     Secondary trading in our common stock will not be possible in each state until our shares of common stock are qualified for sale under the applicable securities laws of the state or we verify that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or availing ourselves of an exemption for secondary trading in our common stock, in any state. If we fail to register or qualify, or obtain or verify an exemption for the secondary trading of our common stock in any particular state, our shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, a public market for our common stock will fail to develop and the shares could be deprived of any value. We are not currently published in Standard & Poor's Records or Moody's and therefore, we cannot rely upon such a listing to qualify Bidville in those states that recognize such a listing as an exemption.

Our common stock has historically traded at low prices, and should we become subject to the "Penny Stock" rules and regulations, the liquidity of our common stock will likely be reduced.

     Our common stock offered by this prospectus may become subject to certain rules and regulations promulgated by the Securities and Exchange Commission ("SEC") pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Act") which impose strict sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain "accredited investors." For transactions covered by the Penny Stock Act, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent for the transaction prior to sale. Consequently, such act may affect the ability of broker-dealers to sell our common stock and may affect the ability of purchasers in this offering to sell any of the common stock acquired hereby.

     The Penny Stock Act generally defines a "penny stock" to be any security not listed on an exchange or not authorized for quotation on the Nasdaq Stock Market that has a market price (as therein defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions by broker-dealers involving a penny stock (unless exempt), the act requires delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the market for the penny stocks. Disclosure also is required to be made regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities must be provided. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks.

     The foregoing penny stock restrictions will not apply to our common stock if such stock is listed on an exchange or quoted on the Nasdaq Stock Market, has a certain price and volume information provided on a current and continuing basis or if Bidville meets certain minimum net tangible asset or average revenue criteria. There can be no assurance that our common stock will qualify for exemption from the Penny Stock Act. In any event, even if our common stock was exempt from the Penny Stock Rules, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which gives the SEC the authority to prohibit any person who is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the SEC finds that such a restriction would be in the public interest. At such time as our common stock is subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

RISKS RELATED TO THE ONLINE AUCTION MARKET

Our market is intensely competitive.

     Depending on the category of product, we currently or potentially compete with a number of companies serving particular categories of goods as well as those serving broader ranges of goods. The Internet is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Our broad-based competitors include the vast majority of traditional department and general merchandise stores as well as emerging online retailers. In addition, we face competition from local, regional and national specialty retailers and exchanges in each of our categories of products.

     New technologies may increase competitive pressures by enabling our competitors to offer lower cost services. Some Internet-based applications that direct Internet traffic to certain websites may channel users to trading services that compete with us. Although we plan to establish Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be on commercially reasonable terms. Even if these arrangements are implemented, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access or Internet browsers could promote our competitors or charge us substantial fees for inclusion.

     The principal competitive factors that will determine our future success include Bidville's:

       o  ability to attract buyers;
       o  volume of transactions and selection of goods;
       o  customer service; and
       o  brand recognition.

     With respect to our online competition from large companies such as eBay, Amazon.com, and Yahoo! Auctions, additional competitive factors include:

       o  community cohesion and interaction;
       o  system reliability;
       o  reliability of delivery and payment;
       o  website convenience and accessibility;
       o  level of service fees; and
       o  quality of search tools.

     In addition, there can be no assurance that we will be able to compete successfully against current and future competitors based on these and other factors. Many of our competitors have substantially greater financial, distribution and marketing resources, and have achieved a higher level of brand recognition than us. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse affect on our business, financial condition and results of operations. See "Competition."

     Finally, "Network Effects" could make it difficult for a relative newcomer to the large-scale Internet auction business, such as Bidville, to achieve market share. Network Effects is the term used to describe why users, presented with a choice of systems, may prefer to use an established system, in spite of the fact that this system is apparently less advantageous than newer systems. In the specific example of the online auction business as conducted by Bidville, online buyers will typically purchase goods on internet sites where a large number of goods are offered for sale; conversely, sellers will sell such goods where large numbers of ready buyers already exist. If we are unable to overcome these Network Effects, our business and financial condition may suffer.

We  must  keep  pace  with  rapid  technological   change  in  order  to  remain
competitive.

     Our competitive space is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These characteristics are worsened by the emerging and changing nature of the Internet. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business. New technologies, such as the development of a peer-to-peer personal trading technology, could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. See "Competition."

Our success is dependent on consumer acceptance and the overall strength of the economy.

     Although we believe we have the ability and experience to recognize potentially valuable auction services and to gauge trends in our business, our revenues, nevertheless, will be substantially dependent on the success of our services. Our success depends, among other things, on rapidly changing consumer acceptance, which is difficult to predict and over which we will have little control. Our profitability and sales will also depend on the strength of the economy, which can dictate consumers' spending habits, especially Internet spending. No prediction can be made about the stability of the economy. Any prolonged downturn in the economy, whether real or perceived, could adversely affect us. See "The Company."

System failures and service interruptions could harm our business.

     We have experienced system failures from time to time in the past. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that must be addressed by our customer support personnel. Any unscheduled interruption in our service results in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors, especially if such competitors are or are perceived to be more stable. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime. Regardless, our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. Our disaster recovery planning is not necessarily sufficient for all eventualities and Bidville could be offline for a number of days in the event of a disaster in the state of Florida. Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism which could result in downtime for our website. Any downtime Bidville experiences will likely haven a material impact on the Company's revenues for the time period affected.

We are dependent upon third parties to host our website.

     We presently rely on third parties to host our website activities. The use of third party hosting services increases the potential for service disruption. Any interruption in the availability of our website will reduce our revenues and profits, and our future revenues and profits could be harmed if our users believe that our system is unreliable. Despite any precautions we may take, a decision by any of our third-party hosting providers to close a facility we use, without adequate notice, because of financial difficulties or for other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

     Any unscheduled interruption in our services will likely result in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures on our websites, our reputation and brand could be permanently harmed.

Increases in credit card processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

     From time to time, Visa, MasterCard, American Express and Discover may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases to their credit card interchange fees effective April 2004. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of the settlement of litigation, but the settlement agreement required them to maintain these lower interchange fees only until January 2004, and they have announced increases in debit card interchange fees, in January 2004 and April 2004, respectively, to levels close to those that prevailed prior to August 2003. Bidville's credit card processors may pass any increases in interchange fees on to the Company. Accordingly, such increased fees will likely increase our operating costs and reduce our profit margins.

LEGAL AND REGULATORY RISKS

Our business may be harmed by the listing or sale by our users of illegal, pirated or counterfeit items.

     The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, have been listed and traded on our service. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users of our service. In order to reduce our exposure to this liability, we have prohibited the listing of certain items and increased the number of personnel reviewing questionable items. In the future, we may implement other protective measures that could require us to spend substantial resources and/or reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability, or asserted liability, relating to the sale of unlawful goods or the unlawful sale of goods, could harm our business. In addition, we may receive significant and continuing media attention relating to the listing or sale of unlawful goods on our website. This negative publicity could damage our reputation and diminish the value of our brand name. It also could make users reluctant to continue to use our services.

     Furthermore, we have not received communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names or other intellectual property rights in the past. However, due to the nature of the online auction market, there is a high probability that we may receive such communications sometime in the future. Although we have sought to work actively with the content community to eliminate infringing listings on our website, some content owners may express the view that our efforts are insufficient. Content owners have been active in defending their rights against online companies, including eBay. Allegations of infringement of third-party intellectual property rights may in the future result in litigation against us. Such litigation is costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. See "Governmental Regulation."

Our business may be harmed by fraudulent activities on our websites.

     Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals will be arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited fruad insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies.

Government inquiries may lead to charges or penalties

     A large number of transactions occur on our websites. We may be contacted by various foreign, federal, state and local regulatory agencies and be told that they have questions with respect to the adequacy of the steps we take to protect our users from fraud. We are likely to receive inquiries from regulatory agencies in the future, which may lead to action against us.

     We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves, our commercial partners could subject us to significant penalties and negative publicity and could adversely affect our company.

We are subject to risks associated with information disseminated through our service.

     The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. A website we control features an exchange of feedback, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted on this website. Claims such as these become more likely and have a higher probability of success in jurisdictions outside the U.S. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

Unauthorized break-ins or other assaults on our service could harm our business.

     Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a "hacker" who has stated that he could, in the future, damage or change our system or take confidential information. We have also experienced "denial of service" type attacks on our system that have made all or portions of our websites unavailable for periods of time. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our service. See "Operations, Technology and Security."

New and existing regulations could harm our business.

     We are  subject  to  general  business  regulations  and  laws,  as well as regulations and laws directly applicable to the Internet. As we continue to expand the scope of our properties and service offerings, the application of existing laws and regulations to Bidville with respect to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet. Of those laws which do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union's (E.U.) Directive on Distance Selling and Electronic Commerce, have only recently begun to be interpreted by the courts and implemented by the E.U. Member States, so their applicability and scope remain somewhat uncertain. As our activities and the types of goods listed on our site expand, regulatory agencies may claim that we or our users are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, event tickets, boats, automobiles).

     We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, any Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.

     Due to the nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices. See "Government Regulation."

Our business may be subject to sales and other taxes.

     We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose sales, use, or value-added tax collection or record-keeping obligations on companies like ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an auctioneer or the agent of our sellers. Several proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998 and 2000, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing access or discriminatory taxes on the Internet through November 1, 2003. The expiration of this moratorium may permit new access or discriminatory taxes on the Internet that could adversely affect our business. Legislation has also been introduced in the U.S. Congress to override the Supreme Court's Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Passage of such legislation and the imposition of such sales tax requirements would adversely affect our sellers and our business. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise or services on our system would harm our business.

Our auction business may be subject to regulation which could require us to modify our business practices.

     Numerous states and foreign jurisdictions, including the State of Florida, where our headquarters are located, have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions.

Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business. Other regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

RISKS RELATED TO ONLINE COMMERCE

We are dependent on the continued growth of online commerce

     The business of selling goods over the Internet, particularly through personal trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our websites require users to make publicly available personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or generally over the Internet increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted. See "The Company."

Our business is dependent on the development and maintenance of the Internet Infrastructure

     The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by "viruses", "worms" and similar programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic and the processing transactions on our service. See "Operations, Technology and Security."

Our business is subject to online commerce security risks.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. An individual has claimed to have misappropriated some of our confidential information by breaking into our computer system. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. See "Operations, Technology and Security."

We may be unable to protect or enforce our own intellectual property rights adequately

     We regard the protection of our URLs, copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We will rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into a limited number of confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We may pursue the registration of our URLs, trademarks and service marks in the U.S. and internationally.

Effective copyright, service mark, trademark, trade dress and trade secret protection is very expensive to maintain and may require litigation. Protection may not be available in every country in which our services are made available online. Furthermore, we must also protect our URLs in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. We expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation. We also rely on certain technologies that we license from third parties, the suppliers of key database technologies, the operating system and specific hardware components for our service. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost. See "The Company - Patents, Copyrights and Trademarks."

RISKS RELATED TO INTERNATIONAL OPERATIONS

International operations exposes us to various other risks.

     Currently, approximately one percent (1.0%) of Bidville's business activities are generated through foreign market sources. We may expand our international operations further, however, which would require additional management attention and resources. We have limited experience in localizing our service to conform to local languages, cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand, we are subject to risks of doing business internationally, including the following:

     o regulatory requirements, including regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions, may prevent enforceable agreements between sellers and buyers, may prohibit certain categories of goods or may limit the transfer of information between our foreign subsidiaries and ourselves;
     o legal uncertainty regarding liability for the listings of our users, including less Internet-friendly legal systems, unique local laws and lack of clear precedent or applicable law;
     o    difficulties in staffing and managing foreign operations;
     o longer payment cycles, different accounting practices and problems in collecting accounts receivable;
     o    local taxation of transactions on our websites;
     o    higher telecommunications and Internet service provider costs;
     o    stronger local competitors;
     o    more stringent consumer and data protection laws;
     o    cultural non-acceptance of online trading;

     o    seasonal reductions in business activity; and
     o    potentially adverse tax consequences.

     Some of these factors may cause our international costs to exceed our domestic costs of doing business. To the extent we expand internationally, we may have portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations.


Item 2 - Description of Property

     Bidville maintains an executive mailing address in office facilities provided by its majority shareholders, St. James Investment Group, Inc., and Royal Palm Capital Group, Inc., at 620 North Flagler Drive, Suite 509, West Palm Beach, Florida. Bidville does not pay rent or any other fees for the use of this mailing address, as these offices are used virtually full-time by other businesses of the Company's majority shareholders.

     Bidville currently leases approximately 1,028 net rentable square feet in an office building in Clearwater, Florida for its day-to-day operating activities. This lease is for a twelve (12) month period, commencing on October 1, 2003, with a monthly rental rate of approximately $1,456 per month; plus appropriate sales and use taxes; and escalation increases for building operating expenses, inclusive of insurance premiums, utility charges, management fees and other related costs, as defined in the lease. Bidville has the option and right to renew this lease for two additional periods of three (3) years each at a base rental of 3.0% above the preceding year's base rent upon expiration of the initial twelve (12) month term.

     On February 25, 2004 the web hosting services provider was relocated by Bidville, moving from Newark, New Jersey to a web hosting service in Tampa, Florida. The new web hosting service provider, in addition to being more geographically convenient to Bidville's office, also provides more broadband capability and more comprehensive and expansive managed services. The new hosting location maintains the highest level of access security for the equipment indicated above that is currently owned by the Company.


Item 3 - Legal Proceedings

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has not conducted any meetings of shareholders during the preceding Fiscal year or periods subsequent thereto.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

     a) Market Information.

     The common stock of the Company is currently quoted on the Over the Counter Bulletin Board under the symbol "BVLE" and has been since January 7, 2004. Prior to that time, the Company had traded under symbol "AREP," since October 10, 2001. The ask/high and bid/low information for each quarter since October 10, 2001 are as follows:

                Quarter                   Ask/High         Bid/Low
         ----------------------------------------------------------
         10/10/2001 - 11/30/2001            3.000            1.010
         12/1/2001 - 2/28/2002              1.010            0.150
         3/1/2002 - 5/31/2002               0.150            0.150
         6/1/2002 - 8/31/2002               0.150            0.100
         9/1/2002 - 11/30/2002              0.110            0.100
         12/1/2002 - 2/28/2003              0.110            0.050
         3/1/2003 - 5/31/2003               0.050            0.050
         6/1/2003 - 8/31/2003               0.050            0.050
         9/1/2003 - 11/30/2003(1)           0.800            0.050
         12/1/2003 - 12/31/2003(1)          6.250            0.750
         1/1/2004 - 3/22/2004(1)            7.500            1.250

          (1)  After change in fiscal year from 2/28 to 12/31

Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     (b) Holders.

     As of March 22, 2004, the Company had seventy nine (79) shareholders of record of its 30,350,007 outstanding shares of common stock, 24,837,390 of which were restricted Rule 144 shares and 5,512,617 of which were free-trading. Of the Rule 144 shares, 16,140 shares have been held by affiliates of the Company for more than one (1) year.

     (c) Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth information as of March 24, 2004, with respect to shares of the Company's common stock that may be issued under the Company's existing individual compensation arrangements and agreements, including the 3 2 1 Play, Inc. acquisition agreement and agreements with our consultants, executives and employees.

                                                                             Number of Securities
                                                          Weighted Average   Remaining Available
                                                          Exercise Price per  for Future Issuance
                                   Number of Securities      Share of           Under Equity
                                     to be Issued Upon      Outstanding      Compensation Plans
                                       Exercise of        Options, Warrants      (excluding
                                    Outstanding Options,   and Rights (2)    securities reflected
                                    Warrants and Rights                         in column (a))
Plan Category                               (a)                  (b)                 (c)
--------------------------------------------------------------------------------------------------
Equity compensation plans approved           0                    0                     0
by security holders
--------------------------------------------------------------------------------------------------
Equity compensation plans not          9,085,000(1)     $8,127,210 (3)            160,564,993
approved by security holders
--------------------------------------------------------------------------------------------------
Total                                  9,085,000        $8,127,210                160,564,993

(1) Includes the 3,000,000 shares issuable to 3 2 1 Play, Inc. in accordance with the acquisition agreement dated March 24, 2004 and described herein. This number also includes the 20,000 shares of Bidville restricted common stock to be issued to Capital Resource Alliance, LLC under the terms of our March 11, 2004 consulting agreement, discussed in greater detail below.
(2) This calculation does not include the 50,000 warrants to be issued under the consulting agreement RMN Consulting, Inc. that was included in the calculation of column (a). Pursuant to this agreement and effective February 19, 2004 for a period of six months, Bidville will compensate RMN for the last four months of services rendered through the issuance 50,000 warrants to purchase 50,000 shares of Bidville common stock. These warrants are exercisable after registration of the underlying common stock at a twenty-five percent (25%) discount from the market price of the common stock on the date of exercise. This calculation also does not include the 20,000 shares of our restricted common stock to be issued to Capital Resource Alliance, LLC.
(3) This includes the value of the 1,000,000 options granted to Gerald C. Parker in his employment agreement dated January 12, 2004. Under the terms of the agreement, the exercise price for those options is $4.27 (equal to 15% below the closing market price of 5.02$4.27 on January 12, 2004.

     The material features of each individual compensation plan used to calculate the number of securities to be issued upon exercise of outstanding options, warrants and rights can be found under "Employees and Consultants" located elsewhere in this report.

     In addition, the Board of Directors agreed at the last Board meeting held January 13, 2004, that they would create a stock incentive plan for certain of its employees to be administered at the discretion of the Board of Directors. As of the date of this filing, no formal plan had yet been adopted.

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


Recent Sales of Unregistered Securities

     On December 10, 2003, Bidville acquired 20,000,000 shares of Bidville common stock from its former majority shareholder, Jorge Elias, for consideration of $50,000 in the form of cash and/or a note payable. This amount was paid with a combination of available cash held by Bidville and approximately $23,000 in funds contributed by an outside third-party to complete the transaction. Concurrent with the acquisition of these shares by the Company, they were immediately cancelled and returned to unissued status. The retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at its respective par value, a reduction of additional paid-in capital to not less than $-0- and a reduction of retained earnings, where appropriate, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

     On December 10, 2003, the Company issued 20,000,000 shares of restricted, unregistered common stock to the shareholders of NoBidding, Inc. to acquire 100.0% of the issued and outstanding common stock of NoBidding, Inc. on December 10, 2003, pursuant to a Agreement and Plan of Share Exchange dated December 10, 2003, thus effecting a recapitalization of NoBidding, Inc.

     Under the terms of a consulting agreement entered into on March 11, 2004 between Bidville and Capital Resource Alliance, LLC ("CRA"). The purpose of the one year agreement is for CRA to assist the Company in its application to have Bidville common stock traded on the Frankfort [Germany] Stock Exchange. As compensation, Bidville is obligated to issue CRA 20,000 shares of restricted, unregistered Bidville common stock in addition to cash in the amount of $200,000, payable within 30 days of the date of the agreement. Receipt of the common stock is contingent upon CRA's successful performance of its services.

     We are also obligated to make reasonable best efforts, in light of "prevailing market conditions," to include the 20,000 shares in the next registration statement we file with the U. S. Securities and Exchange Commission ("SEC") after the execution of this Agreement. However, under the terms of the agreement, if we should determine that, in our opinion, the "prevailing market conditions" do not make the sale of these shares feasible, then the number of shares to be registered in such registration statement shall be reduced.

Stock Warrants

     On December 3, 2003, the Company issued a Private Placement Memorandum, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to sell up to $2,000,000 in common stock at a price of $0.50 per share with accompanying Warrants. Through December 22, 2003, the Company sold an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to the private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by Warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was scheduled to close on January 31, 2004 and was closed by the Company on December 22, 2003.

     The Company paid an underwriter, National Securities, a commission of 13% (or $286,650) in conjunction with this offering and paid a $50,000 performance bonus to it's Chairman upon the conclusion of the offering.

     The Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003.

     In conjunction with the December 2003 sale of an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to a Private Placement Memorandum, the Company issued an aggregate 4,410,00 1/2 Warrants to purchase the Company's common stock at a price of $1.00 per share for each full Warrant.

     Each warrant has a mandatory call feature, such that, when the closing bid price of the Company's common stock exceeds $1.50 per share for ten consecutive trading days, the Company has a right to call these Warrants at a price of $1.00 per share, provided, however, that the Company may not exercise the call feature unless a registration statement registering the common stock purchasable upon exercise of the Warrants ("Warrant Stock") has been declared effective at least 20 trading days earlier and is effective from the date of delivery of the call notice until 10 business days later. The Company is contractually obligated to use all commercially reasonable efforts to maintain the effectiveness of a registration statement registering the Warrant Stock for one year after the call. If the Warrants are not tendered to the Company within 10 business days following the date the Company issues the call, the Warrants expire on the following calendar day. Otherwise, the Warrants have no stated expiration date.

     As compensation for the services related to the sale of common stock pursuant to the December 3, 2003 Private Placement Memorandum, National Securities received 600,000 Warrants to purchase an equivalent number of shares of the Company's common stock at a price of $2.75 per share.

                                Warrants         Warrants
                               Originally     outstanding at
                                issued       December 31, 2003   Exercise price
                               -------------------------------------------------
12/03 PPM 1/2 Warrants         2,205,000        2,205,000        $1.00 per share
PPM Underwriter Warrants         600,000          600,000        $2.75 per share
                               ---------        ---------
Totals at December 31, 2003    2,805,000        2,805,000


Item 6. Management's Discussion and Analysis

Forward-looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements relating to matters such as future capital expenditures (including the amount and nature thereof), business or management strategy, expansion and growth of the Company's business and operations, and other matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Plan of Operations

About Bidville:

     Bidville, Inc. was founded in 1999 under the name NoBidding, Inc. ("NoBidding") in order to capitalize on the growing Internet commerce field. NoBidding offered a proprietary internet auction site with improved features and functionality compared to competitors such as Ebay. On August 26, 2003, a syndicate of investors purchased a controlling interest in NoBidding in exchange for $225,000 cash and a note in the amount of $75,000, subsequently paid. The Company's founder-member has retained a substantial equity stake in NoBidding.

     On December 10, 2003, NoBidding, a New Jersey corporation formed on April 19, 1999, and the individual holders of the outstanding capital stock of NoBidding consummated a reverse acquisition pursuant to a certain Share Exchange Agreement (the "Agreement") of such date. The Agreement provided for one hundred percent (100%) of the shares of NoBidding to be acquired by the Company in exchange for 20,000,000 shares of common stock of the Company and $50,000 cash and for the establishment of a new Board of Directors of the Company consisting entirely of NoBidding directors. The Agreement also mandated that the total issued and outstanding shares of the Company immediately after the closing of the transaction be 25,360,007 shares. The Company's subsidiary, Lenders/Investors, Inc. was spun off to the Company's shareholders prior to the Agreement, leaving NoBidding as the only wholly-owned operating subsidiary of the Company after effecting the Agreement.

     The Company amended its Articles of Incorporation to change its name from American Recreational Enterprises, Inc. to Bidville, Inc. ("Bidville") on December 10, 2003. The total issued and outstanding common stock after effecting the Share Exchange Agreement was 25,360,007 shares. Effective January 7, 2004, the Company changed its symbol on the OTCBB from "AREP" to "BVLE." In addition, concurrent with the acquisition of NoBidding, the Company's management elected to change the Company's fiscal year end from February 28 to December 31.

     Due to Bidville's change in fiscal year, this Form 10-KSB covers the transition period from March 1, 2003 to December 31, 2003. Therefore, the following will discuss Bidville's operations for the post-acquisition period (August 26, 2003 - December 31, 2003) as compared to its operations during the pre-acquisition period (January 1, 2003 - August 25, 2003). For further explanation and additional information, please see the Company's audited financial statements immediately following this discussion.

     In the post-acquisition period from August 25, 2003 through December 31, 2003, we have generated $15,604 in revenues. As of December 31, 2003, we have generated cumulative losses of approximately $10,296,897, which includes compensation expenses related to common stock issuances at less than "fair value" of $10,051,800. Due to our limited operating history, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

Executive Operating and Financial Summary

     Our management team regularly reviews operating metrics such as new members, number of items sold, listings, site traffic and total value of merchandise sold on our site, as well as other information such as new seller accounts. In addition, we routinely monitor other sources of information, such as our proprietary message boards. By examining and analyzing this data, we are able to monitor our site, anticipate trends within the site as well as larger trends within the online auction segment, and trends which affect our business segment. Consequently, we are able to make changes as necessary in order to improve our site and business and revenue models. We believe that understanding such information and how both qualitative and quantitative information may change over time is important to investors, analysts and other parties analyzing our market opportunities and business results.

     Our management also regularly reviews key financial information, such as net revenues, as well as monitor revenue supportive activities such as customer support, product development, marketing and site operations. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

     We expect a growth in net revenues during 2004, which will result primarily from the implementation of Final Success Fees on February 1, 2004 and subsequent increase in the volume of transactions conducted on our site, both in the number of transactions and the aggregate dollar value of such transactions. In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. We expect to continue with our current plan to actively market and advertise our auction services throughout the 2004 fiscal year. In addition, although we recently acquired 3 2 1 Play, Inc. and its subsidiary, Buy Sell Connect.com, Inc. to operate as subsidiaries of the Company, we intend to continue pursuing other suitable acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock,so as to conserve cash flow. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

     As of January 31, 2004, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. Of that 1.0%, almost 0.8% is made up of sellers located in Canada and the remaining 0.2% is fragmented between sellers located in 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

     The detailed discussion of our financial condition and results of operations contained herein is intended to provide information to assist investors, analysts and other parties reading this report to understand the key operating metrics and financial information summarized above as well as the changes in our results of operations from operating period to operating period to year end, and the primary factors that accounted for those changes.

Results of Operations - For the Periods Beginning January 1, 2003 and Ending August 25, 2003 (actual) and Beginning August 26, 2003 and Ending December 31, 2003 (actual).

Revenues

     The following sets forth, for the periods presented, certain data from our consolidated statement of income and growth performance statistics generated from recorded operating results. This information should be read in conjunction with "Note B - Preparation of Financial Statements" as well as our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. January 1, 2003 - August 25, 2003 and August 26, 2003 - December 31, 2003

Net Revenue Recognition

     Net revenues for the period between January 1, 2003 and August 25, 2003 and for the period between August 26, 2003 and December 31, 2003, both resulted primarily from membership fees collected from sellers to list items on the Bidville website for sale in an auction and/or fixed price format. During those periods, Sellers paid membership fees in one of the following four ways, either:

     (a) a flat fee of $5.00 in order to be a verified member, which allows six months of selling activity, subject to certain listing restrictions;
     (b) $5.00 per month to be a premier member, receiving $25.00 in credits per month, without being subject to any listing restrictions;
     (c) $10.00 per month to be a premier plus member, receiving $100.00 in credits per month, and are not subject to any listing restrictions; and,
     (d) $15.00 per month as a premier gold member, receiving $200.00 in credits per month, without being subject to any listing restrictions.

     Bidville bills sellers for charges incurred in a particular month under one of following two billing cycles:

     Cycle 1 - This is the billing cycle for sellers who registered with Bidville between the 1st and 14th of the month. Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or
     FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period in the charges are incurred. The seller's credit card is charged seven (7) days after the date of the e-mailed invoice.

     Cycle 2 - This is the billing cycle for sellers who registered with Bidville between the 15th and 31st of the month. Any charges incurred by the seller (i.e. aggregate of monthly charges for Enhancement Fees and/or
     FSF) are invoiced via e-mail to the seller between the 15th and the 19th of the subsequent billing period the charges are incurred. The sellers' credit card is charged seven (7) days after the date of the e-mailed invoice.

     Credits existing in a seller's account at the end of a billing period are used to offset any Enhancement fees the seller may have incurred in that particular month. If the total amount of Enhancement fees a seller incurs in one month is greater than the total amount of credits that seller has accumulated in their account up to that time, then the seller is required to purchase additional credits using their credit card, in order to cover the difference. Any unused credits remaining at the end of the month will "roll over" into the next month and do not expire. Sellers may also purchase additional credits, beyond the monthly amount of credits they are granted under their membership, at any time through our website, using a credit card to charge the dollar amount of the amount of credit the seller wishes to purchase.

     Through January 31, 2003, we recognize revenue at the date payment is received from a seller for membership fees and/or extra credits. Under the membership fee structure in place through January 31, 2004, revenues recognized in any given month consist primarily of cash amounts collected for membership fees in that month, with enhancement fees making up only a small portion of the actual cash revenues generated in that month. This is because, as previously mentioned, enhancement fees are first paid with any credits that may exist in a seller's account at the end of the billing period. The Company only receives payment from the seller for enhancement fees in instances where a seller, for example, incurs a greater amount of enhancement fees in a single month than the amount of credit that seller has accumulated in their account up to such date. Consequently, only a small portion of the amount of enhancement fees charged per month generates actual cash income for the Company.

     This is due at least in part to the manner in which we grant credits to members. Under our membership fee structure in place until January 31, 2004, much of the fees paid for enhancements are typically charged against credits granted to members as a part of their membership package. Such credits are included in the member's monthly membership fee, at no additional charge to the member (except for verified members, who do not receive any credits with their membership).

     Revenue recognition is expected to be much simpler now since we are in the process of phasing out our former membership fee and credit issuance format, which will terminate completely on April 30, 2004. Such format has been replaced by our new Final Success Fee structure effective as of February 1, 2004. Only persons posting items for sale in our auctions are subject to paying fees under this current format. Accordingly, the only fees we charge are those which a Bidville seller has incurred either through the successful sale of an item (in the form of Final Success Fees) or for choosing to add any of our optional item enhancement features available.

     For registered sellers who were members before the implementation of our Final Success Fee structure on February 1, 2004, the last month in which membership fees will be collected from (and respective credits issued to) such grandfathered sellers is April 30, 2004. After such date, sellers will only be able to receive credits from the Company without actually paying for them under specific promotional programs we may offer for short periods of time, which will be geared towards increasing the number of registered users. As mentioned previously, however, credits cannot be used against any Final Success Fees a seller may incur either now or in the future. Finally, grandfathered members will not be required to pay Final Success Fees until August 1, 2004.

Net Revenues

     Compared with the period from January 1 through August 25, 2003, average monthly membership and enhancement fee revenues for the period August 26, 2003 through December 31, 2003 increased slightly in average dollar volume from month to month. Average membership and enhancement fee revenues totaled $4,114 per month for the period between August 26, 2003 and December 31, 2003, as compared to an average of $4,112 per month from January 1 through August 25, 2003. The slight increase in membership and enhancement fee revenues can be attributed to our website and operational restructuring conducted near the end of the December 31, 2003 fiscal year end in preparation for the aggressive marketing/advertising launch planned for January 2004.

     The slight pro rata increase in net revenues from $30,023 for the period January 1 through August 25, 2003, to $15,604 for the period between August 26, 2003 and December 31, 2003, was also primarily the result of our website and operational restructuring, as well as anticipation of our planned marketing/advertising launch. In particular, such increase was due to the interest and attention such changes and preparations created throughout our current member community.

     Furthermore, the average number of confirmed registered members increased from 58,299 to 67,397 in the period between January 1, 2003 and August 25, 2003, an increase of 15.6%. For the period between August 26, 2003 and December 31, 2003, the number of registered members increased to 71,039 members, a 15.6% and 5.4% increase over the number of Bidville members on January 1 and a August 25, 2003 respectively. The increase in registered members reflects a moderate overall growth of 5.4%, however, it also reflects a growth in registered users per day each month from 22 at August 26, 2003 to 27 per day for the month ended December 31, 2003, a 22.7% increase.

     Presently, it is difficult for us to accurately track and identify the exact number of individual active users on the Bidville website on a live time basis during any given period. "Active users" are those Bidville users who placed a bid, or who bought or listed an item over the preceding twelve months. Our plan for the near future is to develop a system for monitoring and tracking those users who are active versus those who are inactive, as defined by a specific set of criteria which will include selling, bidding and buying activities. We believe, however, that the overall increases noted in selling, bidding and buying activities conducted by users in the last fiscal year ended December 31, 2003 is largely the result of our promotional efforts and a consequent increased awareness of Bidville in the online community.

     The number of items listed on Bidville.com on December 31, 2003 was 1,254,998, a 12.0% increase from the 1,111,700 items that were listed on our website on August 25, 2003.

Operating Expenses

Selling Expenses

     Selling expenses in the pre-acquisition period from January 1, 2003 to August 25, 2003 were essentially non-existent. After August 25, 2003, such costs included the costs of online advertising. The Company expended $2,885 on sales expenses from August 25, 2003 through December 31 of that fiscal year. This increase was primarily the result of implementing our marketing programs directed towards Internet marketing and co-branding campaigns.

General and Administrative

     Between January 1, 2003 and August 25, 2003, general and administrative expenses amounted to an aggregate of $31,304, attributable to professional fees, depreciation, and other operating expenses. General and administrative expenses increased greatly for the period from August 26, 2003 through December 31, 2003, totaling $10,270,455. This is due to the fact that included in our results of operations is a non-cash expenditure charged only in the August 26, 2003 through December 31, 2003 period. During such period, we experienced a charge to operations of approximately $10,051,800 for compensation expense related to common stock issuances at less than "fair value". Included in the calculation of this charge was our issuance of Bidville common stock, for either cash or services, at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. See "Employment and Consulting Agreements" for a description of the important provisions of each agreement and the Exhibits attached hereto and incorporated herein to read the text of these agreements.

     In addition, we also incurred $52,285 in expenses between August 25, 2003 and December 31, 2003, due to an increase in our administrative staff from one
(1) part-time employee as of December 31, 2002, to three (3) full-time employees. This increase in expenses was necessary in order to obtain the full-time services of a full-time professional staff. As of the date of this filing, we employ seven (7) persons, although we may hire additional employees if necessary.

     The fees paid to external professional advisors increased from $4,084 from January 1, 2003 through August 25, 2003, to $134,790 from August 26, 2003 through December 31 2003. This increase in fees is attributable to the December 10, 2003 reverse acquisition transaction, the August 25, 2003 transaction, and other transactions which, in the opinion of the Company's senior management, will benefit the Company and lead to long-term growth.

     With our continued investment in the infrastructure needed to support our business, including a lease of operating facilities and an increased employee headcount, we expect general and administrative expenses to increase in absolute dollars and as a percentage of net revenues during 2004.

Stockholders' Equity

     Between January 1, 2003 and August 25, 2003, Bidville and predecessor entities, taken on a consolidated and as-converted basis, had 25,360,007 shares of common stock outstanding.

     On December 10, 2003, Bidville acquired 20,000,000 shares of Bidville common stock from its then majority shareholder, Jorge Elias, for consideration of $50,000 in the form of cash and/or a note payable. This amount was paid with a combination of available cash held by Bidville and approximately $23,000 in funds contributed by an outside third-party to complete the transaction. Concurrent with the acquisition of these shares by the Company, they were immediately cancelled and returned to unissued status. This retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at its respective par value, a reduction of additional paid-in capital to not less than $-0- and a reduction of retained earnings, where appropriate, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

     On December 10, 2003, the Company issued 20,000,000 shares of restricted, unregistered common stock to the shareholders of NoBidding, Inc. to acquire 100.0% of the issued and outstanding common stock of NoBidding, Inc. on December 10, 2003, pursuant to a Agreement and Plan of Share Exchange dated December 10, 2003, thus effecting a recapitalization of NoBidding, Inc.

     On December 3, 2003, the Company issued a Private Placement Memorandum, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to sell up to $2,000,000 in common stock at a price of $0.50 per share with accompanying Warrants. Through December 22, 2003, the Company sold an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to the private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by Warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was scheduled to close on January 31, 2004 and was closed by the Company on December 22, 2003.

     The Company paid an underwriter, National Securities, a commission of 13% (or $286,650) in conjunction with this offering and paid a $50,000 performance bonus to Chairman upon the conclusion of the offering.

     The Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003.

Liquidity and Capital Resources

     From January 1, 2003 through August 25, 2003, the Company generated a positive cash flow of approximately $299, generated mainly through cash advanced by the former majority shareholder of the Company. Throughout this portion of 2003, any such cash flows were essentially offset by the need for working capital, mainly to fund purchases of property and equipment and to pay the salary of the sole part-time employee.

     From August 26, 2003 through the end of the 2003 fiscal year, the amount of cash on hand increased dramatically to $2,053,306. Of this increase in available cash, $2,205,000 came from monies paid in by investors for restricted Bidville common stock pursuant to the December 2003 Private Placement

Memorandum, and an additional $102,398 was contributed to the Company by its majority shareholder over the period between August 26, less $131,228 in expenses incurred in raising such capital. We believe that such expenses were necessary in order for the Company to raise capital needed to initiate its plan of expansion.

Commitments and Contingencies

     The contractual obligations discussed below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates furnished below. We cannot provide certainty regarding the timing and amounts of any such payments.

     Operating lease amounts include minimum rental payments of $1,456 per month under our non-cancelable operating lease for our corporate headquarters located in Clearwater, Florida. This lease is for a period of twelve (12) months, commencing on October 1, 2003, with a monthly rental rate of approximately $1,456 per month; plus appropriate sales and use taxes; and escalation increases for building operating expenses, inclusive of insurance premiums, utility charges, management fees and other related costs, as defined in the lease. Bidville has the option and right to renew this lease for two additional periods of three (3) years each at a base rental of 3.0% above the preceding year's base rent upon expiration of the initial twelve (12) month term.

     We initially had a lease obligation with Omega Micro Systems, Inc., located in Newark, New Jersey, to host our website at a cost of $1,200 per month. However, this lease agreement ended on February 29, 2004. On December 22, 2003, we entered into a new agreement with iLand Internet Solutions Corporation ("iLand"), a website hosting/colocation facility located in Tampa, Florida to host our website for $1,120 per month for a period of twelve (12) months beginning January 20, 2004. We also entered into a separate managed services agreement with iLand at a cost of $1,561 per month beginning January 23, 2004, also for a period of twelve (12) months. Under the terms of the managed services agreement, iLand agrees to handle any issues which may arise with our company-owned computer equipment that is located at iLand's web hosting facility and utilized in connection with our lease arrangement.

     On February 25, 2004, we completed the relocation of our web hosting services provider from Newark, New Jersey to a web hosting service in Tampa, Florida. The new web hosting service provider, in addition to being more geographically convenient to Bidville's office, also provides more broadband capability and more comprehensive and expansive managed services. The new hosting location maintains the highest level of access security for the equipment indicated above that is currently owned by the Company. Consulting and Employment Agreements:

     At our last fiscal year end, December 31, 2003, we employed three (3) persons. As of the date of this filing, we currently employ seven (7) persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed.

     Prior to August 25, 2003, the Company had not entered into any consulting or employment agreements.

     On August 24, 2003, the Company entered into an Executive Employment Agreement with Mr. Michael Palandro under which Mr. Palandro will serve as Bidville's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Palandro is entitled to an annual base salary of $120,000. Further, Mr. Palandro shall receive options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Palandro is also entitled to receive the following bonuses, based on Company performance between October 1, 2003 and September 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     On August 28, 2003, Bidville entered into an Executive Employment Agreement with Mr. Alan Phiet Pham under which Mr. Pham will serve as Bidville's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Pham is entitled to an annual base salary of $56,000.

     Further, Mr. Pham shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On August 28, 2003, the Company entered into an Executive Employment Agreement with Ms. Kimberly J. Cullen under which Ms. Cullen will serve as Bidville's Director of Marketing for a period of three (3) years, through August 31, 2006. Under her agreement, Ms. Cullen is entitled to an annual base salary of $42,000. Further, Ms. Cullen shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share.

     These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald C. Parker under which Mr. Parker will serve as the Company's President and Chairman of the Board for a period of three (3) years, through December 31, 2006. Under his agreement, Mr. Parker is entitled to an annual base salary of $150,000. In addition, Mr. Parker shall receive options to purchase up to 1,000,000 shares of Bidville common stock at 15% below the market price on the date of the agreement. These options vest in one-third increments (approximately 333,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Parker is also entitled to receive the following bonuses, based on Bidville's performance between December 1, 2003 and November 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     Financing: If during the 2004 fiscal year Bidville achieves private equity financing in an amount of $2,000,000, a $50,000 bonus will be paid. If total equity financing during the fiscal year exceeds $9,000,000, an additional $100,000 bonus will be paid.

     In recognition of his role in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004.

     The Company and Dr. Edward Orlando, the Company's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

     Dr. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Dr. Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Dr. Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management.

     On October 1, 2003, the Company entered into a Consulting Agreement with Donald Lees (or LeeWard Enterprises) of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party.

     Subsequent to the December 31, 2003 fiscal year end, we executed four (4) individual consulting agreements with four (4) different corporations. The first of these agreements, dated January 4, 2004, was executed between the Company and Mirador Consulting, Inc., a Florida corporation ("Mirador'), for a term of one year from the date of the agreement. Under the terms of the agreement, Mirador shall provide Bidville with various corporate consulting services, including:

     (a) provide the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services;
     (b) use its best efforts to locate and identify to the Company private and/or public companies for potential merger with or acquisition by the Company;
     (c) contact the Company's existing shareholders, responding in a professional manner to their questions and following up as appropriate; and
     (d) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community.

     Bidville will compensate Mirador for such services rendered through the initial issuance of 50,000 shares of Bidville restricted common stock upon execution of the agreement for a total price of fifty dollars ($50.00). In addition, Bidville will pay Mirador $5,000 in cash per month, the first payment being due and payable at execution and then due on the first of the month for each successive month for the term of the agreement.

     On January 29, 2004, we entered into a consulting agreement with CEOcast, Inc. ("CEOcast"), to provide investor relations services for a term of one year. For such services, Bidville is required to pay CEOcast $10,000 per month on the 29th of each month for the term of the agreement. Upon signing the agreement, Bidville initially paid CEOcast a cash payment of $20,000, representing the first and last month's compensation, in addition to issuing CEOcast 32,000 shares of Bidville restricted common stock. Under the terms of the agreement, Bidville shall give CEOcast registration rights on the 32,000 shares of restricted common stock after any secondary offering pursuant to a registration statement is completed. These registration rights are contractually defined in the agreement as "not piggy back registration rights or demand registration rights."

     We also have a consulting agreement with RMN Consulting, LLC, a ("RMN"), effective February 19, 2004 for a period of six months. According to the agreement, RMN shall provide Bidville with independent public relations business consulting services, as well as draft a marketing report for the Company. Compensation for these services will be $10,000 cash for the first two months the agreement is in effect. As compensation for the remaining four months of the consulting agreement, we will be required to issue RMN 50,000 warrants to purchase Bidville common stock, exercisable after registration of the underlying common stock at a twenty-five percent (25%) discount from the market price of the common stock on the date of exercise.

     Finally, we recently executed a fourth consulting agreement on March 11, 2004 with Capital Resource Alliance, LLC of Atlanta, Georgia ("CRA"). The purpose of the agreement is so that CRA can assist the Company in its application to have Bidville common stock traded on the Frankfort [Germany] Stock Exchange. This agreement is for an one year period and requires compensation in the form of 20,000 shares of restricted, unregistered Bidville common stock and cash in the amount of $200,000, payable within 30 days of the date of the agreement. Receipt of the common stock is contingent upon CRA's successful performance in its services. We are obligated to make reasonable best efforts, in light of "prevailing market conditions," to include the 20,000 shares in the next registration statement we file with the U. S. Securities and Exchange Commission ("SEC") after the execution of this Agreement. However, under the terms of the agreement, if we should determine that, in our opinion, the "prevailing market conditions" do not make the sale of these shares feasible, then the number of shares to be registered in such registration statement shall be reduced.

Item 7 - Index to Financial Statements

     The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A - Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

          (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and
          (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

Directors and Executive Officers

     The directors and executive officers of the Company, their ages and positions held as of the date of this Prospectus are set forth below:

  Name                   Age  Position(s) with Company
  ---------------------------------------------------
  Gerald C. Parker       61      President and Chairman
  Michael Palandro       56      Chief Executive Officer and Director
  Robert W. Pearce       52      Corporate Secretary, Treasurer, and Director
  John Dewey             54      Director
  Edward Orlando         33      Director

(1) All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of Bidville as may be necessary to perform their responsibilities as our executive officers and/or directors.

Family Relationships

     There are no family relationships between or among the executive officers and directors of Bidville.

Business Experience

     Gerald C. Parker, age 61, President and Chairman of our Board of Directors Mr. Parker served as Chairman & CEO of St. James Capital Group from January 1997 until January 2000. During this time Mr. Parker was one of the Founders of Inktomi Corp., a publicly traded high technology company which develops scalable network applications and traffic servers. At its peak, Inktomi had a valuation in access of $20 billion dollars. He then served as Chairman of Investment Management America, a merchant bank specializing in investment capital, mergers and acquisitions from January 2000 until November of 2001. In that year he formed and served as CEO of Airways Express, an FAA Part 135 Air Charter Company, which served the SE United States and Bahamas markets. He remained in this capacity from November 2001 until June 2002. In June, 2002 he assumed the position of Vice President with the International Monetary Group in Jupiter, Florida. In affiliation with its sister company, American Capital Corp., Mr. Parker handled all M & A work for investing that capital. He remained in that capacity until June 2003 when he formed St. James Investment Group, Inc. a private merchant banking group and Royal Palm Capital Group, Inc. a private investment company. He serves as Chairman of both and CEO of St. James. Mr. Parker attended the Anderson Business College in Decatur, Alabama in the early 1960's as well as numerous Business and Management courses.

     Michael Palandro, age 56, is our Chief Executive Officer and a member of the Board of Directors. Mr. Palandro is responsible for establishing and maintaining operational and financial structure, while developing and implementing business strategies and setting the standards for providing the highest level of guidance and Company representation. Prior to BidVille, Mr. Palandro was President and CEO for Mallet, LeVarek and Pierre starting in July 1983, conducting project development mainly throughout Europe and Asia until July 1999. He worked as a Senior Consultant performing corporate restructures for RHI Management Resources a division of Robert Half International through June 2002. Mr. Palandro became Chief Operating Officer for Carnaby.com an on-line auction and fixed price marketplace, resigning in December 2002. Subsequent to Carnaby, he was directly involved with a restructuring and development plan for Bidville.com accepting full employment at Bidville in August 2003. Mr. Palandro holds undergraduate degrees in Accounting and Literature from New York Institute of Technology in 1971, a graduate MBA degree in 1973 in International Finance from New York University and was a Certified Public Accountant from 1975, currently inactive.

     Robert W. Pearce, age 52, is our Secretary, Treasurer, and a member of the Board of Directors. Robert W. Pearce has spent his career in various executive and sales management positions within the high-tech and financial industries. For the past 25 years, Mr. Pearce has successfully led several high-level projects, including acquisitions, corporate strategy development, product launches, network deployments and the full spectrum of sales and marketing strategy development. Currently, Mr. Pearce serves as the president of St. James Investment Group, Inc, a full service merchant banking firm. He also holds the position of chief executive officer for investment company Royal Palm Capital Group, Inc. Both firms were launched in March 2003. From April 2002 to March of 2003, he was the vice president of sales for Cirilium, Inc., a pioneer in the emerging Voice over Internet Protocol (VoIP) industry. In this position, Mr. Pearce established corporate strategies, developed a new sales organization and created new distribution channels. Prior to his work with Cirilium, Mr. Pearce performed consulting services for an independent telephone company, Arrow Communications. From April 2002 to September 2002, Arrow enlisted Mr. Pearce's help with implementing a major product strategy. Specifically, he rolled out a technologically advanced group of wireless broadband products. From January 1999 to September 2002, Mr. Pearce was president of Spectracom, Inc., a telecommunications consulting company. During his tenure with Spectracom, Mr. Pearce led a network deployment of high-speed voice and data termination circuits. This network spanned the Far East and Latin America. From January 1996 until January of 1999, Mr. Pearce served as the vice president of sales for Teleflex, Inc., a telecommunications billing company. While at Teleflex, Mr. Pearce helped establish the company as a primary vendor for Siemens ICN. Before assuming roles with telecommunications companies, Mr. Pearce held positions within the financial industry. In 1987, he launched a broker/dealer firm through Bear Stearns. The firm became a key player in the consolidation of the cable television industry and was acquired in 1988. In 1980, Mr. Pearce worked for Prudential Securities as a stockbroker. Mr. Pearce completed his college education at Florida State University in 1975.

     John Dewey, age 54, is a member of the Board of Directors. Mr. Dewey has over 25 years of corporate technology experience. He has spent the majority of his career defining information technology strategy and enterprise architecture for large international corporations. Mr. Dewey has managed large-scale consulting projects with companies such as eBay, eTrade, Qwest and Harris Corporation. Currently, Mr. Dewey is building a global architecture practice for NCR Teradata. When completed, the enterprise architecture will serve 1000 clients worldwide. Specifically, Mr. Dewey develops business strategy, sales approaches and processes, as well as manages team staffing. He has been consulting to NCR Teradata from September 2003 to the present. Since January 2003, Mr. Dewey has also participated in various investment banking projects. During this time, he formed Dewey Cubed, Inc., an investment and management company specializing in retail business acquisitions. From April 1996 to May 2003, Mr. Dewey was chief architect for Tanning Technology Corporation, a high level consulting company specializing in very large transaction processing systems and database systems. During his tenure with Tanning, Mr. Dewey defined business strategy, IT strategy and information systems architecture. In addition, he implemented global, mission critical systems. In this role, Mr. Dewey managed sales, architecture and design efforts for multiple engagements with large international customers, including eBay, eTrade and Qwest. For eBay, Mr. Dewey led his team to develop the system architecture for a world-class global auction system. Mr. Dewey's team also developed and deployed internationally the system architecture for eTrade's global customer support system. In addition, Mr. Dewey and his team developed a comprehensive customer support and call center system for Qwest. Prior to Tanning, Mr. Dewey worked as a senior principle engineer for 12 years at Harris Corporation. From April 1985 to April 1996, he led sales and development efforts for large commercial and government programs. Before joining Harris Corporation, Mr. Dewey was a senior consultant for Control Data Corporation. From December 1977 to April 1985, Mr. Dewey developed business and technology strategies for The Service Bureau Company, a division of Control Data. Prior to holding technical positions in the corporate environment, Mr. Dewey began his career in the military. From June 1971 to December 1977, Mr. Dewey was a captain and electronic warfare officer in the United States Air Force. Along with his extensive technical experience, Mr. Dewey also has a Bachelor of Science degree in electrical engineering from the University of Virginia. In addition, he has completed graduate studies in systems management at the University of Southern California and in business administration at the University of Utah.

     Dr. Edward Orlando, age 33, is a member of the Board of Directors. Dr. Edward Orlando is currently and has been an emergency room ("ER") physician since October 2003. Prior to that time, between January 2002 and September 2003, he was an ER resident at St. Johns Hospital in Detroit, Michigan. Between October 2000 and December 2001, he worked on the Bidville project, through the Company's new subsidiary, No Bidding, Inc. Between July 1999 and September 2000, Dr. Orlando served as an ER resident at St. Lukes Hospital in Bethlehem, PA. He was a founder of the Bidville project and worked on it continuously between January 1999 and July 1999.

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

Conflicts of Interest

     None of the officers or directors of Bidville will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' and directors' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation below, as discussed in the Employees and Consultants section herein or as defined in Employment Contracts attached hereto as exhibits or incorporated by reference herein.

     On December 10, 2003, the Company, NoBidding, Inc., and the holders of all of the outstanding common stock of NoBidding, Inc. ("Holders") consummated the Reorganization pursuant to the Agreement of such date. Pursuant to the Agreement, NoBidding, Inc., and the Holders tendered to the Company all of the issued and outstanding shares of common stock of NoBidding, Inc. in exchange for 20,000,000 shares of common stock of the Company.

     The Board appointed Gerald C. Parker,  Michael Palandro,  Robert W. Pearce,
C. John Dewey and Edward Orlando to serve as members of the Board until the next meeting of the shareholders in which directors are elected. Subsequently, Jorge Elias tendered his resignation in accordance with the terms of the Agreement and Gerald C. Parker was elected Chairman of the Board.

     Immediately following execution of the Agreement, Gerald C. Parker owned 54.75% of St. James Investment Group, Inc. and 51% of Royal Palm Capital Group, Inc. Gerald C. Parker may be deemed a control person of either St. James, Royal Palm or both. In the event he is deemed a control person in either of these entities, he may be deemed to beneficially own or control the shares of the Company owned by that entity.

     As a result, St. James, Royal Palm, and/or Gerald C. Parker may be deemed to control or even own a large percentage of the Company's issued and outstanding stock. In doing so, he may control decisions of the shareholders to elect directors, retain existing directors or make other important stockholder decisions. His opinions as a shareholder may influence his decisions as corporate officer and director, for which he owes the stockholders a fiduciary duty. In such a case, a conflict of interest may be deemed to exist.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10 - Executive Compensation

Executive Compensation

Name and               Year     Annual         Annual      Annual       LT       LT       LTIP     All
Post                            Comp           Comp        Comp         Comp     Comp     Payouts  Other
                                Salary         Bonus       Other        Rest     Options            (1)
                                   (1)         ($)                      Stock
----------------------------------------------------------------------------------------------------------
Gerald C. Parker,     2001     $0
Chairman
                      2002     $0

                      2003     $0           $50,000 (2)

Michael Palandro,     2001     $0
President, CEO
and Director          2002     $0

                      2003     $40,000

Robert W. Pearce,     2001     $0
Secretary,
Treasurer and         2002     $0
Director
                      2003     $0

Edward Orlando,       2001     $16,308
Director
                      2002     $3,538

                      2003     $0

C. John Dewey,        2001     $0
Director
                      2002     $0

                      2003     $0

-------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Parker was paid a performance bonus in January 2004, which was accrued in December 2003.

     In addition, the Board of Directors agreed at the last Board meeting held January 13, 2004, that they would create a stock incentive plan for certain of its employees to be administered at the discretion of the Board of Directors. As of the date of this filing, no formal plan had yet been adopted.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2003, regarding the ownership of Bidville's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share(s) of Common Stock beneficially owned.


Name and Address of             Title of     Amount and Nature of     Percent of
Beneficial Owner                 Class        Beneficial Owner          Class
--------------------------------------------------------------------------------

Gerald C. Parker                 Common                 0(2)               0%(2)

Michael Palandro                 Common                 0                  0%

Robert W. Pearce                 Common                 0                  0%

Edward Orlando                   Common         3,000,000               11.8%

C. John Dewey                    Common                 0                  0%
------------------------------

All Executive Officers and       Common         3,000,000               11.8%
Directors as a Group
(Five (5) persons)

Royal Palm Capital Group, Inc.   Common        15,300,000(2)            60.3%(2)

St. James Investment Group, Inc. Common         1,700,000(2)             6.7%(2)
----------------------------------------------------

(1) The address for each of the above is c/o Bidville, Inc., 601 Cleveland Street, Suite 120, Clearwater, Florida 33755.
(2) Gerald C. Parker owns 54.75% of St. James Investment Group, Inc. and 51% of Royal Palm Capital Group, Inc. He may be deemed a control person of either St. James, Royal Palm or both. In the event Mr. Parker is deemed a control person in either of these entities, he may be deemed to beneficially own or control the shares of the Company owned by that entity.

EXECUTIVE EMPLOYMENT AGREEMENTS

     Prior to August 25, 2003, the Company had not entered into any consulting or employment agreements.

     On August 24, 2003, the Company entered into an Executive Employment Agreement with Mr. Michael Palandro under which Mr. Palandro will serve as Bidville's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Palandro is entitled to an annual base salary of $120,000. Further, Mr. Palandro shall receive options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Palandro is also entitled to receive the following bonuses, based on Company performance between October 1, 2003 and September 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     On August 28, 2003, Bidville entered into an Executive Employment Agreement with Mr. Alan Phiet Pham under which Mr. Pham will serve as Bidville's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Pham is entitled to an annual base salary of $56,000.

     Further, Mr. Pham shall receive options to purchase up to 100,000 shares of Bidville common stock at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On August 28, 2003, the Company entered into an Executive Employment Agreement with Ms. Kimberly J. Cullen under which Ms. Cullen will serve as Bidville's Director of Marketing for a period of three (3) years, through August 31, 2006. Under her agreement, Ms. Cullen is entitled to an annual base salary of $42,000. Further, Ms. Cullen shall receive options to purchase up to 100,000 shares of Bidville common stock at a price of $0.001 per share.

     These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On January 12, 2004, Bidville entered into an Executive Employment Agreement with Mr. Gerald C. Parker under which Mr. Parker will serve as the Company's President and Chairman of the Board for a period of three (3) years, through December 31, 2006. Under his agreement, Mr. Parker is entitled to an annual base salary of $150,000. In addition, Mr. Parker shall receive options to purchase up to 1,000,000 shares of Bidville common stock at 15% below the market price on the date of the agreement. On January 12, 2004, the date of the agreement, the price at close was $5.02. Accordingly, the exercise price of the 1,000,000 options is $4.27, or 15% below $5.02. The options vest in one-third increments (approximately 333,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Parker is also entitled to receive the following bonuses, based on Bidville's performance between December 1, 2003 and November 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     Financing: If during the 2004 fiscal year Bidville achieves private equity financing in an amount of $2,000,000, a $50,000 bonus will be paid. If total equity financing during the fiscal year exceeds $9,000,000, an additional $100,000 bonus will be paid.

     In recognition of his role in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004.

     Bidville and Dr. Edward Orlando, the Company's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

     Dr. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Dr. Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Dr. Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management.


Item 12 - Certain Relationships and Related Transactions

     On August 24, 2003, the Company entered into an Executive Employment Agreement with Mr. Michael Palandro under which Mr. Palandro will serve as Bidville's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Palandro is entitled to an annual base salary of $120,000. Further, Mr. Palandro shall receive options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share.

These options vest in one-third increments (approximately 670,000 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Palandro is also entitled to receive the following bonuses, based on Company performance between October 1, 2003 and September 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     On August 28, 2003, Bidville entered into an Executive Employment Agreement with Mr. Alan Phiet Pham under which Mr. Pham will serve as Bidville's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Pham is entitled to an annual base salary of $56,000.

     Further, Mr. Pham shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On August 28, 2003, the Company entered into an Executive Employment Agreement with Ms. Kimberly J. Cullen under which Ms. Cullen will serve as Bidville's Director of Marketing for a period of three (3) years, through August 31, 2006. Under her agreement, Ms. Cullen is entitled to an annual base salary of $42,000. Further, Ms. Cullen shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share.

     These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     On January 12, 2004, Bidville entered into an Executive Employment Agreement with Mr. Gerald C. Parker under which Mr. Parker will serve as the Company's President and Chairman of the Board for a period of three (3) years, through December 31, 2006. Under his agreement, Mr. Parker is entitled to an annual base salary of $150,000. In addition, Mr. Parker shall receive options to purchase up to 1,000,000 shares of Bidville common stock at 15% below the market price on the date of the agreement. On January 12, 2004, the date of the agreement, the price at close was $5.02. Accordingly, the exercise price of the 1,000,000 options is $4.27, or 15% below $5.02. The options vest in one-third increments (approximately 333,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Mr. Parker is also entitled to receive the following bonuses, based on Bidville's performance between December 1, 2003 and November 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid.

     Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

     Financing: If during the 2004 fiscal year Bidville achieves private equity financing in an amount of $2,000,000, a $50,000 bonus will be paid. If total equity financing during the fiscal year exceeds $9,000,000, an additional $100,000 bonus will be paid.

     In recognition of his role in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004.

     Bidville and Dr. Edward Orlando, the Company's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

     Dr. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Dr. Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Dr. Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management.


Item 13 - Exhibits and Reports on Form 8-K

Exhibit No.     Description
-----------------------------------------------

1        [1]   Corporate Charter

2.1      [2]   Merger Agreement between the Company and Capstra Capital Corp.

2.2      [3]   Share Exchange  Agreement between American  Ammunition,  Inc. and
               F&F Equipment, Inc. as finalized on August 31, 2001.

2.3      [6]   Share   Exchange   Agreement   between   American    Recreational
               Enterprises,  Inc. and  NoBidding,  Inc. dated December 10, 2003.
               (previously filed as Exhibit 2.2).

2.4       *    Aquisition  Agreement  between  Bidville,  Inc.,  and 3 2 1 Play,
               Inc., dated March 24, 2004.

3(i).1   [1]   Articles of Incorporation of Greatestescapes.com.

3(i).2   [3]   Certificate  of  Amendment  to  Articles  of   Incorporation   of
               Greatestescapes.com, Inc. filed July 23, 2001.

3(i).3   [5]   Articles of Incorporation of Lenders / Investors, Inc.

3(i).4   [6]   Certificate  of Amendment of Articles of  Incorporation  changing name to Bidville, Inc. filed December 10, 2003. (previously filed as Exhibit 3(i).3).

3(ii).1  [1]   Bylaws of Greatestescapes.com.

3(ii).2  [5]   Bylaws of Lenders/Investors, Inc.

10.1     [1]   Intellectual  Property  Assignment  between  the Company and Kick
               Start Publishing.

10.2     [1]   Public  Relations  Agreement  between the  Company  and  Kathleen
               Carney & Associates.

10.3     [1]   Distribution    Agreement   between   the   Company   and   WORDS
               Distributing.

10.4     [1]   Supplier  Agreement  between the  Company  and Organic  Buckwheat
               Pillow Products of Canada & USA.

10.5     [1]   Supplier Agreement between the Company and Microsoie, Inc.

10.6     [1]   Supplier Agreement between the Company and Ulysses Press.

10.7     [1]   Supplier Agreement between the Company and SunDreamer.

10.8     [1]   Supplier  Agreement  between the  Company and Attart  Industries,
               Inc.

10.9     [4]   Agreement to Void, Cancel and Terminate Stock Exchange Agreement.

10.10    [6]   Executive  Employment  Agreement  between NoBidding Inc. and Alan
               Phiet Pham dated  August 28,  2003  (previously  filed as Exhibit
               10.1 on Form 8K).

10.11    [6]   Executive  Employment  Agreement  between  NoBidding Inc. and Kim
               Cullen dated August 28, 2003 (previously filed as Exhibit 10.2 on
               Form 8K).

10.12    [6]   Executive Employment Agreement between NoBidding Inc. and Michael
               Palandro dated August 28, 2003 (previously filed as Exhibit 10.3 on Form 8K).

10.13     *    Executive  Employment  Agreement between Bidville Inc. and Gerald
               C. Parker dated January 12, 2004.

10.14     *    Consulting   Agreement   between   Bidville,   Inc.  and  Mirador
               Consulting, Inc. dated January 4, 2004.

10.15     *    Consulting  Agreement between Bidville,  Inc. and RMN Consulting,
               LLC dated February 19, 2004.

10.16     *    Consulting  Agreement  between Bidville,  Inc. and CEOcast,  Inc.
               dated January 29, 2004.

10.17     *    Consulting Agreement between Bidville,  Inc. and Capital Resource
               Alliance, LLC, dated March 17, 2004.

31.1      *    Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.

31.2      *    Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.

32.1      *    Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

32.2      *    Certification p Section 906 of ursuant to Sarbanes-Oxley  the Act of 2002.
----------------------------------------------

*    Filed herewith.

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed September 6, 2000.
[2] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 18, 2000.
[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 5, 2001.
[4] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 2, 2001.
[5] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed April 28, 2003.
[6] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December 10, 2003.


Reports on Form 8-K

     A report on Form 8-K was filed on December 10, 2003 reporting the Share Exchange conducted between us and NoBidding, Inc. and its shareholders on December 10, 2003 and concurrently, the Company's fiscal year end was changed from February 28/29 to December 31. An amended report on Form 8-KA was filed on December 16, 2003 that further clarified Bidville's fee structure for its online auctions.

     A report on Form 8-K was filed on January 8, 2004 reporting that Bidville completed the private sale of approximately 4,400,000 shares of the

     Company's restricted common stock to several individuals for a total of approximately $2,200,000 on or about December 22, 2003. As a condition of the sale, the Company is obligated to file a Registration Statement under the Securities Act of 1933, as amended with the Securities and Exchange Commission within ninety (90) days of the sale. The report also stated that the Company had distributed a press release on January 8, 2004 describing these transactions and announcing that the Company's symbol had changed on the Over the Counter Bulletin Board from "AREP" to "BVLE."

     A report on Form 8-K was filed on February 12, 2004 reporting that Bidville executed a nonbinding letter of intent on February 11, 2004 for the acquisition of 3 2 1 PLAY, Inc. and Buy Sell Connections, Inc. The report indicated that the Company plans to use the acquisition to expand its online product offerings.

Item 14. Principal Accountant Fees and Services

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                                     Year Ended
                                                    December 31,
                                     -------------------------------------------
                                                2003                 2002
                                     -------------------------------------------
Audit Fees                                    $22,660                $742
Audit-Related Fees                                  -                   -
Tax Fees                                            -                   -
All Other Fees                                      -                   -

Total                                         $22,660                $742
--------------------------------------------------------------------------------


     "Audit Fees" consisted of fees billed for services rendered for the audit of Bidville's annual financial statements and for review of the financial statements included in Bidville's quarterly reports on Form 10-QSB.

     S. W. Hatfield, CPA, did not perform any non-audit services for Bidville in either the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2002.

     Financial Information System Design and Implementation. S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

     The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee.

     In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of S. W. Hatfield, CPA as independent auditors.

     The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

                                 BIDVILLE, INC.
                        - - - - - - - - - - - - - - - - -
                  (Name of Registrant as Specified in Charter)

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this notification to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

By:

     /s/ Gerald C. Parker
     -----------------------------------------------
     Gerald C. Parker, President and Chairman

     /s/ Michael Palandro
     ------------------------------------------------
     Michael Palandro, CEO and Director

     /s/ Robert W. Pearce
     ------------------------------------------------
     Robert W. Pearce, Secretary, Treasurer, and Director

     /s/ John Dewey
     ------------------------------------------------
     John Dewey, Director

     /s/ Edward Orlando
     ------------------------------------------------
     Edward Orlando, Director

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 30, 2004

By:

     /s/ Gerald C. Parker
     -----------------------------------------------
     Gerald C. Parker, President and Chairman

     /s/ Michael Palandro
     ------------------------------------------------
     Michael Palandro, CEO and Director

     /s/ Robert W. Pearce
     ------------------------------------------------
     Robert W. Pearce, Secretary, Treasurer, and Director

     /s/ John Dewey
     ------------------------------------------------
     John Dewey, Director

     /s/ Edward Orlando
     ------------------------------------------------
     Edward Orlando, Director

                          BIDVILLE, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Consolidated Balance Sheets of Bidville, Inc.
     as of December 31, 2003 and 2002                                        F-3

   Balance Sheets of NoBidding, Inc.
     as of August 25, 2003 and August 26, 2003
     - pre and post-acquisition                                              F-4

   Consolidated Statements of Operations and Comprehensive Loss
     for the period from  August 25,  2003 to  December  31, 2003
     (post-acquisition);  for the period from  January 1, 2003 to
     August 25,  2003  (pre-acquisition);  and for the year ended
     December 31, 2002 (pre-acquisition)                                     F-5

   Consolidated Statement of Changes in Stockholders' Equity
     for the periods ended December 31 2003,  August 25, 2003 and
     the year ended December 31, 2002                                        F-6

   Consolidated Statements of Cash Flows
     for the period from  August 25,  2003 to  December  31, 2003
     (post-acquisition);  for the period from  January 1, 2003 to
     August 25,  2003  (pre-acquisition);  and for the year ended
     December 31, 2002 (pre-acquisition)                                     F-7

   Notes to the Consolidated Financial Statements                            F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Bidville, Inc.
   (formerly American Recreational Enterprises, Inc.)

We have audited the accompanying consolidated balance sheets of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company) (a Nevada corporation) and Subsidiary (a New Jersey corporation) as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through
August 25, 2003 and the year ended December 31, 2002, respectively. Additionally, we have audited the balance sheets of the Company's wholly-owned subsidiary, NoBidding, Inc., of as of August 26, 2003 (date of acquisition by Safety Harbor Capital Corporation LLC, a Florida limited liability company, and Royal Palm Capital Group, Inc., a Florida corporation) and August 25, 2003 (pre-acquisition). All of these financial statements are collectively the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) and Subsidiary as of December 31, 2003 and 2002 and the financial position of NoBidding, Inc. as of August 25 and 26, 2003, respectively, and the results of the consolidated operations and cash flows of Bidville, Inc. for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through August 25, 2003 and the year ended December 31, 2002, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/S. W. HATFIELD, CPA
                                                             S. W. HATFIELD, CPA

Dallas, Texas
March 6, 2004 (except for Note K
   as to which the date is March 24, 2004)

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                                             (post-acquisition) (pre-acquisition)
                                                                 December 31,      December 31,
                                                                    2003              2002
                                                             -----------------  -----------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $    2,053,306     $          575
   Due from former officer                                                -              4,842
   Prepaid expenses                                                       -              1,800
                                                             --------------     --------------
     Total current assets                                         2,053,306              7,217
                                                             --------------     --------------

Property and equipment - at cost                                      7,500             77,269
   Less Accumulated depreciation                                     (1,665)           (53,938)
                                                             --------------     --------------
     Net property and equipment                                       5,835             23,331
                                                             --------------     --------------

Other Assets
   Domain name                                                        3,000              3,000
   Deposits and other                                                 1,456              2,700
   Goodwill                                                         290,616                  -
                                                             --------------     --------------
       Total other assets                                           295,072              5,700
                                                             --------------     --------------

TOTAL ASSETS                                                 $    2,354,213     $       36,248
                                                             ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $      334,472     $        1,813
   Due to controlling shareholder(s)                                102,398                  -
   Income taxes payable                                                 240                790
                                                             --------------     --------------
     Total current liabilities                                      437,110              2,603
                                                             --------------     --------------

Long-term Liabilities
   Deferred tax liability                                                 -              5,005
                                                             --------------     --------------
     Total liabilities                                              437,110              7,608
                                                             --------------     --------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                          -                  -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     29,770,007 and 25,360,007                                       29,770             25,360
   Additional paid-in capital                                    12,184,230            (24,360)
   Retained Earnings (Deficit)                                  (10,296,897)            27,640
                                                             --------------     --------------
     Total stockholders' equity                                   1,917,103             28,640
                                                             --------------     --------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                    $    2,354,213     $       36,248
                                                             ==============     ==============


   The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                                 NOBIDDING, INC.
                  (A wholly-owned subsidiary of Bidville, Inc.)
                                 BALANCE SHEETS
                        August 25, 2003 (pre-acquisition)
                     and August 26, 2003 (post-acquisition)


                                                             (post-acquisition) (pre-acquisition)
                                                                August 25,          August 26,
                                                                   2003              2003
                                                             -----------------  -----------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $          874     $          874
   Due from majority shareholder                                      4,841                  -
                                                             --------------     --------------
     Total current assets                                             5,715                874
                                                             --------------     --------------

Property and equipment - at cost                                     77,269              7,500
   Less Accumulated depreciation                                    (70,206)                 -
                                                             --------------     --------------
     Net property and equipment                                       7,063              7,500
                                                             --------------     --------------

Other Assets
   Domain name                                                        3,000              3,000
   Goodwill                                                               -            290,616
                                                             --------------     --------------
       Total other assets                                             3,000            293,616
                                                             --------------     --------------

TOTAL ASSETS                                                 $       15,778     $      301,990
                                                             ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $        1,600     $        1,600
   Income taxes payable                                                 240                240
                                                             --------------     --------------
     Total current liabilities                                        1,840              1,840
                                                             --------------     --------------

Long-term Liabilities
   Deferred tax liability                                             5,005                  -
                                                             --------------     --------------
     Total liabilities                                                6,845              1,840
                                                             --------------     --------------

Commitments and contingencies

Stockholders' Equity Common stock - no par value.
     100 shares authorized.
     100 shares issued and outstanding                                1,000            300,150
   Retained Earnings (Deficit)                                        7,933                  -
                                                             --------------     --------------
     Total stockholders' equity                                       8,933            300,150
                                                             --------------     --------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                    $       15,778     $      301,990
                                                             ==============     ==============


   The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
      Period from August 26, 2003 to September 30, 2003 (post-acquisition);
        Period from January 1, 2003 to August 25, 2003 (pre-acquisition);
                 Year ended December 31, 2002 (pre-acquisition)

                                                      (post-acquisition)    (pre-acquisition)
                                                          Period from          Period from     (pre-acquisition)
                                                        August 26, 2003      January 1, 2003      Year ended
                                                        to December 31,       to  August 25,     December 31,
                                                             2003                 2003              2002
                                                      -------------------   -----------------  ------------------
Revenues - net                                          $          15,604   $          30,023   $          38,083
Cost of Sales                                                     (42,046)            (18,426)            (18,565)
                                                        -----------------   -----------------   -----------------

Gross Profit                                                      (26,442)             11,597              19,518
                                                        -----------------   -----------------   -----------------

Operating Expenses
   Selling expenses                                                 2,885                   -                   -
   General and administrative expenses
     Administrative compensation                                   52,285                   -               3,837
     Professional fees                                            134,790               4,084               1,250
     Other operating expenses                                      27,030              10,952              13,259
     Depreciation                                                   1,665              16,268              25,458
     Compensation expense related to
       common stock issuances at less
       than "fair value"                                       10,051,800                   -                   -
                                                        -----------------   -----------------   -----------------
     Total operating expenses                                  10,270,455              31,304              43,804
                                                        -----------------   -----------------   -----------------

Loss from operations                                          (10,296,897)            (19,707)            (24,286)

Provision for income tax
   benefit (expense)                                                    -                   -               6,970
                                                        -----------------   -----------------   -----------------

Net Loss                                                      (10,296,897)            (19,707)            (17,316)

Other comprehensive income                                              -                   -                   -
                                                        -----------------   -----------------   -----------------

Comprehensive Loss                                      $     (10,296,897)  $         (19,707)  $         (17,316)
                                                        =================   =================   =================

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   $           (0.40)                nil                 nil
                                                        =================   =================   =================

Weighted-average number of shares
   of common stock outstanding                                 25,487,404          25,360,007          25,360,007
                                                        =================   =================   =================


   The accompanying notes are an integral part of these financial statements.
F-5

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Periods ended December 31, 2003, August 25, 2003
                              and December 31, 2002


                                                                 Additional
                                               Common Stock      paid-in      Accumulated
                                             Shares     Amount   capital        deficit         Total
                                          ---------------------------------------------------------------
Balances at
   January 1, 2002                         25,360,007  $ 25,360  $  (24,360)  $     44,956  $     45,956

Net loss for the year                               -         -           -        (17,316)      (17,316)
                                          -----------  --------  ----------   ------------  ------------

Balances at
   December 31, 2002                       25,360,007    25,360     (24,360)        27,640        28,640

Net loss for the period                             -         -           -        (19,707)      (19,707)
                                          -----------  --------  ----------   ------------  ------------

Balances at
   August 25, 2003                         25,360,007    25,360     (24,360)         7,933         8,933

Effect of change in control
   of Bidville, Inc. on
   August 25, 2003 and
   reverse acquisition transaction
   on December 10, 2003                    20,000,000    20,000     306,135         (7,933)      318,202
Acquisition and retirement
   of treasury stock on
   December 10, 2003                      (20,000,000)  (20,000)    (30,000)             -       (50,000)
Capital contributed to
   support operations                               -         -      23,015              -        23,015
Sale of common stock
   pursuant to private
   placement memorandum                     4,410,000     4,410  12,252,390              -    12,256,800
   Less costs to obtain capital                     -         -    (342,950)             -      (342,950)

Net loss for the period                             -         -           -    (10,296,897)  (10,296,897)
                                          -----------  --------  ----------   ------------  ------------

Balances at
   December 31, 2003                       29,770,007  $ 29,770  $ 12,184,230 $(10,296,897) $  1,917,103
                                          ===========  ========  ============ ============  ============




   The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                            STATEMENTS OF CASH FLOWS
      Period from August 26, 2003 to September 30, 2003 (post-acquisition);
       Period from January 1, 2003 to August 25, 2003 (pre-acquisition);
                 Year ended December 31, 2002 (pre-acquisition)

                                                      (post-acquisition)    (pre-acquisition)
                                                          Period from          Period from     (pre-acquisition)
                                                        August 26, 2003      January 1, 2003      Year ended
                                                        to December 31,       to  August 25,     December 31,
                                                             2003                 2003              2002
                                                      -------------------   -----------------  ------------------
Cash Flows from Operating Activities
   Net loss for the period                              $     (10,296,897)  $         (19,707)  $         (17,316)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                                 1,665              16,268              25,458
     Compensation expense related to common
       stock issuances at less than "fair value"               10,051,800                   -                   -
       Deferred income taxes                                            -                   -              (7,520)
     (Increase) Decrease in
       Prepaid expenses                                                 -               1,800                (900)
       Deposits and other assets                                   (1,456)             (2,700)                (20)
     Increase (Decrease) in
       Accounts payable                                           121,150                (213)               (381)
       Income taxes payable                                             -                (550)                529
                                                        -----------------   -----------------   -----------------
Net cash provided by (used in) operating activities              (123,738)             (5,102)               (150)
                                                        -----------------   -----------------   -----------------

Cash Flows from Investing Activities
   Cash advanced (to) from former majority shareholder                  -               5,401                (304)
   Purchase of property and equipment                                   -                   -              (1,025)
                                                        -----------------   -----------------   -----------------
Net cash used in investing activities                                   -               5,401              (1,329)
                                                        -----------------   -----------------   -----------------

Cash Flows from Financing Activities
   Cash from sale of common stock                               2,205,000                   -                   -
   Cash paid to acquire capital                                  (131,228)                  -                   -
   Funds provided by majority shareholder                         102,398                   -                   -
                                                        -----------------   -----------------   -----------------
Net cash used in financing activities                           2,176,170                   -                   -
                                                        -----------------   -----------------   -----------------

Increase (Decrease) in Cash                                     2,052,432                 299              (1,479)
Cash at beginning of period                                           874                 575               2,054
                                                        -----------------   -----------------   -----------------

Cash at end of period                                   $       2,053,306   $             874   $             575
                                                        =================   =================   =================

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                       $               -   $              -    $               -
                                                        =================   =================   =================
     Income taxes paid for the period                   $               -   $               -   $              21
                                                        =================   =================   =================

Supplemental Disclosure of
   Non-cash investing and financing activities
     Amounts to be paid for capital placement
       accrued as a component of accounts payable       $         211,722   $              -    $               -
                                                        =================   =================   =================

   The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                          BIDVILLE, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for it's wholly-owned subsidiary, NoBidding, Inc.

Pursuant to an Agreement and Plan of Reorganization dated October 12, 2000, the Company acquired 100.0% of the issued and outstanding shares of common stock of Capstra Capital, Corp. (Capstra), a Washington corporation, from the shareholders thereof in an exchange of an aggregate of 450,000 shares of common stock of the Company and other consideration consisting of cash and payments of certain fees and expenses equal to $30,000 (the Acquisition). Immediately following the Acquisition, the Company formed Greatestescapes (Washington) Corp. (Subco), a Washington corporation, formed solely for the following purpose as a wholly-owned subsidiary of the Company. Subco then merged with Capstra (the Merger). The Acquisition was approved by the unanimous consent of the Board of Directors of Capstra and its shareholders on October 12, 2000. The Acquisition was effective on October 12, 2000. The Merger was approved by unanimous consent of the respective Board of Directors of Subco and the Company on October 12, 2000. The Merger was effective on October 16, 2000. The Acquisition and Merger is intended to qualify as reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition and Merger, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the Commission), the Company elected to become the successor issuer to Capstra for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective October 16, 2000.

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. There were no business transactions conducted by Lenders/Investors, Inc.

On December 10, 2003, the Company conducted a reverse acquisition transaction with NoBidding, Inc. (a New Jersey corporation). As a condition of this transaction, the then controlling shareholder returned 20,000,000 shares of the Company's common stock for a spin off of 100% of the holdings in Lenders/Investors, Inc. and $50,000 cash. Of the $50,000 acquisition price for the 20,000,000 shares, approximately $23,015 was contributed as additional capital by other minority shareholders to complete the NoBidding combination transaction. Additionally, in conjunction with this transaction, the Company changed it's corporate name to Bidville, Inc.

NoBidding, Inc.(Company) was incorporated on April 19, 1999, pursuant to the laws of the State of New Jersey. The Company provides an online website-based auction venue for third party buyers and sellers under the assumed name of "Bidville.com".

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The acquisition of NoBidding, Inc. (NoBidding), on December 10, 2003, by Bidville effected a change in control and was accounted for as a "reverse acquisition" whereby NoBidding is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the December 10, 2003, the financial statements of the Company reflect the historical financial statements of NoBidding subsequent to an August 25, 2003 change in control transaction and the operations of Bidville subsequent to the December 10, 2003 transaction.

The Company originally had a February 28/29 year end. As a result of the December 10, 2003 reverse acquisition transaction, the Company's Board of Directors changed Bidville's year end to December 31 to correspond to the year end of it's newly acquired subsidiary, NoBidding, Inc. The Company and its subsidiaries follow the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

The accompanying consolidated financial statements contain the accounts of Bidville, Inc. (formerly American Recreational Enterprises, Inc. and its wholly-owned subsidiary, NoBidding, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".


NOTE C - CHANGE IN CONTROL AND GOODWILL

On August 25, 2003 (Closing Date), NoBidding, Inc. (NoBidding) experienced a change in control whereby 85 shares of the 100 shares of issued and outstanding stock (85.0%) of NoBidding was sold by the then sole shareholder, Dr. Edward Orlando (Seller), to Safety Harbor Capital Corporation LLC (a Florida limited liability company) and Royal Palm Capital Group, Inc. (a Florida corporation) (collectively Purchasers) for gross proceeds of $300,000. The purchase price was

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE C - CHANGE IN CONTROL AND GOODWILL - Continued

paid with cash in the amount of approximately $225,000 on or in advance of the Closing Date and a note payable to Dr. Orlando by Royal Palm Capital Group, Inc. in the amount of $75,000, bearing interest at 6.0% per annum which was paid in full, including accrued interest, on or before the original maturity date of February 21, 2004. The $75,000 note was secured by the 85 shares of stock purchased by Safety Harbor Capital Corporation LLC and Royal Palm Capital Group, Inc.

The Seller was also  transferred  certain  assets of NoBidding as of the Closing
date  as  a  compensation   component  to  a  Consulting   Agreement,   executed
concurrently with the Closing Date, by and between NoBidding and the Seller.

The change in control created a defacto acquisition of NoBidding by the Purchasers and triggered the use of the purchase method of accounting and a reset of the NoBidding financial statements as of the Closing Date

The goodwill developed in this transaction was pushed down to the NoBidding financial statements as follows:

         Cash paid                                          $225,000
         Note payable given and subsequently paid             75,000
                                                            --------
         Total purchase price                                300,000
                                                             -------

         Fair market value of assets purchased               (11,374)
         Fair market value of liabilities assumed              1,990
                                                            --------
                                                              (9,384)
         Goodwill incurred in the purchase                  $290,616
                                                            ========


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   Revenue Recognition and Accounts receivable

     Through January 31, 2003, revenues resulted primarily from membership fees collected from sellers to list items on the Bidville website for sale in an auction and/or fixed price format. During those periods, Sellers paid membership fees in one of the following four ways, either:

     (a) $5.00 to be a verified member only, which allows six months of selling activity and grants the seller $25.00 in credits for registering as a member, subject to certain listing restrictions;
     (b) $5.00 per month to be a premier member, receiving $50.00 in credits per month, without being subject to any listing restrictions;
     (c) $10.00 per month to be a premier plus member, receiving $100.00 in credits per month, and are not subject to any listing restrictions; and,
     (d) $15.00 per month as a premier gold member, receiving $150.00 in credits per month, without being subject to any listing restrictions.

     Bidville bills sellers for expenses incurred Member sellers are billed for the expenses incurred by that seller in a particular month under one of following two billing cycles:

     Cycle 1 - This is the billing cycle for sellers who registered with Bidville between the 1st and 14th of the month. Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or
     FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period in the charges are incurred. The seller's credit card is charged seven (7) days after the date of the e-mailed invoice.

     Cycle 2 - This is the billing cycle for sellers who registered with Bidville between the 15th and 31st of the month. Any charges incurred by the seller ( i.e. aggregate of monthly charges for Enhancement Fees and/or
     FSF) are invoiced via e-mail to the seller between the 15th and the 19th of the subsequent billing period the charges are incurred. The sellers' credit card is charged seven (7) days after the date of the e-mailed invoice.

     Credits existing in a seller's account at the end of a billing period are used to offset any Enhancement fees the seller may have incurred in that particular month. If the total amount of Enhancement fees a seller incurs in one month is greater than the total amount of credits that seller has accumulated in their account up to that time, then the seller is required to purchase additional credits using their credit card, in order to cover the difference. Any unused credits remaining at the end of the month will "roll over" into the next month and do not expire. Sellers may also purchase additional credits, beyond the monthly amount of credits they are granted under their membership, at any time through our website, using a credit card to charge the dollar amount of the amount of credit the seller wishes to purchase.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   Revenue Recognition and Accounts receivable - continued

     Through January 31, 2003, the Company recognizes revenue at the date payment is received from a customer for membership fees and/or extra credits. Only persons posting items for sale are required to pay for access to the system. There is no charge to persons wishing to bid on posted items. We have no obligation to provide future benefits and all access rights under that particular month's membership fees are granted for a period of no more than thirty (30) days from the payment date.

     Under the membership fee structure in place through January 31, 2004, revenues recognized in any given month consist primarily of cash amounts collected for membership fees for a particular month, with Enhancement fees making up only a small portion of the actual cash revenues generated in that month. This is because, as previously mentioned, enhancement fees are first paid with any credits that may exist in a seller's account at the end of the billing period. The Company only receives cash from the seller for enhancement fees in instances where a seller (such as an active seller, for example) incurs a greater amount of enhancement fees in a single month than the amount of credit that seller has accumulated in their account up to such date. Consequently, only a small portion of the amount of enhancement fees charged per month generates actual cash income for the Company.

     This is due at least in part to the manner in which we grant credits to members. Under our membership fee structure in place until February 1, 2004, much of the fees paid for enhancements are charged against credits granted to members as a part of their membership and included in their monthly membership fee, at no additional charge to the member. Revenue recognition should be much simpler now with the credit format being phased out and the Final Success Fee structure going into effect February 1, 2004.

     For registered sellers who were members before the implementation of our Final Success Fee structure on February 1, 2004, the last month in which membership fees will be collected from such members is April 30, 2004. Those grand fathered members will also only be granted the credits mentioned above until April 30, 2004. After such date, sellers will only be able to receive credits from the company without actually paying for them will be under specific programs the company may implement for short periods of time which will be geared towards increasing the number of registered users. As mentioned previously, however, credits cannot be used against any Final Success Fees a seller may incur either now or in the future. In addition, grand fathered members will not be required to pay Final Success Fees until after July 31, 2004.

     Effective February 1, 2004, in accordance with our marketing and advertising plans, the Company changed its fee structure from Membership Fees to Final Success Fees ("FSF"). FSF are charged to sellers only when the items they list on the Bidville.com website are successfully sold. The FSF structure is currently as follows:

       Final Sale Price                       Final Success Fee
       ----------------                       -----------------
       $0.01-$25.00                      5% of the final sale price
       $25.01-$1000.00      $1.25 + 2.5% of final sale price amount over $25.00
       Over $1000.00               $25.63 + 1% of final sale price amount
                                                over $1000.00

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   Revenue Recognition and Accounts receivable - continued

     FSF are billed to successful sellers on a monthly basis. If the seller has a credit card on file with the Company, the credit card will be charged the total amount of FSF for that month. If a seller does not wish to use a credit card to pay for FSF, the seller can make other arrangements with the Company's customer service representatives.

     Enhancement Fees

     Aside from the Final Success Fee described above, there are no other mandatory fees for using the Company's auction site. There are many optional fees that a seller may or may not decide to incur. These added features are charged in the form of "Enhancement Fees," which are billed twice per month to sellers depending on the seller's particular billing cycle.

     The optional enhancements and the corresponding fee structure are as follows:

           Enhancement                            Fee
           ------------                      -----------
           Bold Face Title                      $0.25
           Highlight                            $0.25
           Take It!                              FREE
           Gift Center Icon                     $0.50
           Category Feature                     $2.50
           Homepage Feature                     $5.00
           Banner                               $0.25
           Photo Gallery                        $0.10

     When a seller posts an auction, Bidville makes it very clear which services are optional. If a seller decides not to use any of these services, they can simply bypass this section on the initial listing form. In that case, the seller's listing will be completely free to the seller until the item actually sells.

     Bidville Credit

     Bidville Credit represents credits issued to and/or purchased by sellers who have been grand fathered in prior to the February 1, 2004 change from a membership fee structure to an FSF format. Sellers can use Bidville Credit to purchase any of our optional services for their auctions. For example, a seller may use the credit to place an auction in the Photo Gallery or Featured section of Bidville.com. Bidville Credit cannot be used to pay for items that a user has won or FSFs incurred for items sold, and is not equivalent to cash. Credit is also non-refundable and non-transferable.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   Revenue Recognition and Accounts receivable - continued

     Payment of Fees

     Once a seller has verified their membership, the Company will have a valid credit card from that seller on file. This credit card will be used for routine payment of any optional fees the seller may have accumulated. We will send notification of any fees associated with the respective seller's account twice per month, depending on the seller's billing cycle, via email to the email address on file at that time. On the 1st and 15th of each month, sellers' credit cards will be charged for any fees owed to Bidville totaling $1 or more. If a seller owes less than $1 we will not charge their card, but the balance will carry over to the next billing period.

     Billing System

     Sellers are essentially divided into two billing cycles: Cycle 1- for sellers who registered with the Company between the 1st and 14th of any month, and Cycle 2 - for sellers who registered with the Company between the 15th and 31st of the month.

     Process for billing cycle 1 - Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period in the charges are incurred. The seller's credit card is charged 7 days after the date of the e- mailed invoice;

     Process for billing cycle 2 - Any charges incurred by the seller ( i.e. aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 15th and the 19th of the subsequent billing period the charges are incurred. The seller's credit card is charged 7 days after the date of the e-mailed invoice.

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and internationally, principally in Canada. As of January 31, 2004, approximately 10% of our revenues are attributable to transactions where a seller is located outside the United States. Of that 10%, almost 8% is made up of sellers located in Canada and the remaining 2% is fragmented between sellers located in 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.   Property and Equipment

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to five years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

                          BIDVILLE, INC. AND SUBSIDIARY

4.   Intangible Assets

     Monies paid for acquisition of the Company's website domain name, approximately $3,000, was capitalized as a component of Other Assets on the Company's balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the year ended December 31, 2002, the period from January 1, 2003 through August 25, 2003 and the period from August 26, 2003 through December 31, 2003, no charges to operations were made for impairments in the future benefit of this domain name.

5. Goodwill and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

     Goodwill represents the excess of the purchase price paid over the fair market value of the assets, less fair market value of liabilities remaining, at the date of the change in control of the Company. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter.

     As of December 31, 2003, no charges to operations have been made for impairments in the future benefit of goodwill.

6.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003, August 25, 2003 and December 31, 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003, the Company's outstanding warrants are considered antidilutive due to the Company's net operating loss position.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.   Earnings (loss) per share - continued

     As of August 25, 2003 and December 31, 2002, the Company's has no issued and outstanding warrants, options and/or convertible debt.


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


NOTE F - ADVANCES DUE FROM OFFICER

Through August 25, 2003, the Company advanced approximately $4,841 to the Company's former sole shareholder and executive officer. This amount was non-interest bearing and is unsecured. The advance was transferred back to the former sole shareholder and executive officer as of the change in control on August 25, 2003.


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2003, August 25, 2003 and December 31, 2002, respectively:

                              (post-acquisition) (pre-acquisition) (pre-acquisition)
                                  December 31,       August 25,        December 31,
                                      2003              2003              2002
                               ------------------------------------------------------
 Computer equipment                $   7,500        $  76,435         $  76,435
 Office equipment                          -              834               834
                                   ---------        ---------         ---------
                                       7,500           77,269            77,269
 Less Accumulated depreciation        (1,665)         (70,206)          (53,938)
                                   ---------        ---------         ---------

 Net property and equipment        $   5,835        $   7,063         $  23,331
                                   =========        =========         =========

The Company depreciates all computer equipment using the straight-line method and a three (3) year life and depreciates all office equipment using the straight-line method and a five (5) year life.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - PROPERTY AND EQUIPMENT - Continued

For the period from August 26, 2003 to December 31, 2003, the period from January 1, 2003 to August 25, 2003 (date of change in control) and the year ended December 31, 2002, respectively, depreciation expense was approximately $1,665, $16,268 and $25,458, respectively.


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through August 25, 2003 (date of change in control) and the year ended December 31, 2002, respectively, are as follows:

                  (post-acquisition)   (pre-acquisition)
                      Period from         Period from      (pre-acquisition)
                    August 26, 2003     January 1, 2003        Year ended
                     to December 31,      to August 25,        December 31,
                         2003                 2003                2002
                  ------------------   ------------------  ------------------
  Federal:
    Current            $     -              $     -             $       -
    Deferred                 -                    -                (6,215)
                       -------              -------             ---------
                             -                    -                (6,215)
                       -------              -------             ---------
  State:
    Current                  -                    -                   550
    Deferred                 -                    -                (1,305)
                       -------              -------             ---------
                             -                    -                  (755)
                       -------              -------             ---------
    Total              $     -              $     -             $  (6,970)
                       =======              =======             =========

As of December 31, 2003, as a result of the August 25, 2003 change in control, the Company has a direct net operating loss carryforward of approximately $245,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the period from August 26, 2003 to December 31, 2003, the period from January 1, 2003 to August 25, 2003 (date of change in control) and the year ended December 31, 2002, respectively, differed from the statutory rate of 34% as noted below:



                (Remainder of this page left blank intentionally)

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE H - INCOME TAXES - Continued

                                        (post-acquisition)   (pre-acquisition)
                                            Period from         Period from      (pre-acquisition)
                                          August 26, 2003     January 1, 2003        Year ended
                                           to December 31,      to August 25,        December 31,
                                               2003                 2003                2002
                                        ------------------   ------------------  ------------------
Statutory rate applied to
   loss before income taxes                $     (3,501,000)    $       (6,700) $       (8,250)
Increase (decrease) in income
          taxes resulting from:
     State income taxes                                   -                  -             550
     Deferred income taxes                                -                  -          (7,520)
     Non-deductible compensation
       expense related to common
       stock issued at less than
       "fair value)                               3,418,000                  -               -
     Other, including reserve
       for deferred tax asset and
       effect of graduated tax
       brackets                                      83,000              6,700           8,250
                                           ----------------     --------------  --------------

         Total                             $              -     $            -  $       (6,970)
                                           ================     ==============  ==============

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003, August 25, 2003 and December 31, 2002, respectively:

                                            December 31,        August 25,     December 31,
                                                2003              2003              2002
                                           ----------------------------------------------------
Deferred tax assets
   Net operating loss carryforwards        $         83,000     $            -  $            -
     Less valuation allowance                       (83,000)                 -               -
                                           ----------------     --------------  --------------

       Net Deferred Tax Asset              $              -     $            -  $            -
                                           ================     ==============  ==============

Deferred tax liability
     Differences in
       Accumulated Depreciation
         Federal                           $              -     $            -  $        3,990
         State                                            -                  -           1,015
                                           ----------------     --------------  --------------

         Total                             $              -     $            -  $        5,005
                                           ================     ==============  ==============

During the period from August 26, 2003 through December 31, 2003, the valuation allowance increased by approximately $83,000.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - COMMON STOCK TRANSACTIONS

On December 10, 2003, Bidville acquired 20,000,000 shares of Bidville common stock from it's former majority shareholder, Jorge Elias, for consideration of $50,000 in the form of cash and/or a note payable. This amount was paid with a combination of available cash held by Bidville and approximately $23,000 in funds contributed by an outside third-party to complete the transaction. Concurrent with the acquisition of these shares by the Company, they were immediately cancelled and returned to unissued status. The retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at its respective par value, a reduction of additional paid-in capital to not less than $-0- and a reduction of retained earnings, where appropriate, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

On December 10, 2003, the Company issued 20,000,000 shares of restricted, unregistered common stock to the shareholders of NoBidding, Inc. to acquire 100.0% of the issued and outstanding common stock of NoBidding, Inc. on December 10, 2003, pursuant to a Agreement and Plan of Share Exchange dated December 10, 2003, thus effecting a recapitalization of NoBidding, Inc.

On December 3, 2003, the Company issued a Private Placement Memorandum, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to sell up to $2,000,000 in common stock at a price of $0.50 per share with accompanying Warrants. Through December 22, 2003, the Company sold an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to the private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by Warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was scheduled to close on January 31, 2004 and was closed by the Company on December 22, 2003.

The Company paid an underwriter, National Securities, a commission of 13% (or $286,650) in conjunction with this offering and paid a $50,000 performance bonus to it's Chairman upon the conclusion of the offering.

The Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003.


NOTE J - STOCK WARRANTS

In conjunction with the December 2003 sale of an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to a Private Placement Memorandum, the Company issued an aggregate 4,410,000 1/2 Warrants to purchase the Company's common stock at a price of $1.00 per share for each full Warrant.

Each warrant has a mandatory call feature, such that, when the closing bid price of the Company's common stock exceeds $1.50 per share for ten consecutive trading days, the Company has a right to call these Warrants at a price of $1.00 per share, provided, however, that the Company may not exercise the call feature unless a registration statement registering the common stock purchasable upon exercise of the Warrants (Warrant Stock) has been declared effective at least 20 trading days earlier and is effective from the date of delivery of the call notice until 10 business days later. The Company is contractually obligated to use all commercially reasonable efforts to maintain the effectiveness of a registration statement registering the Warrant Stock for one year after the call. If the Warrants are not tendered to the Company within 10 business days following the date the Company issues the call, the Warrants expire on the following calendar day. Otherwise, the Warrants have no stated expiration date.

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE J - STOCK WARRANTS - Continued

As compensation for the services related to the sale of common stock pursuant to the December 3, 2003 Private Placement Memorandum, National Securities received 600,000 Warrants to purchase an equivalent number of shares of the Company's common stock at a price of $2.75 per share.

                                 Warrants       Warrants
                                originally   outstanding at
                                  issued     December 31, 2003   Exercise price

12/03 PPM1/2Warrants            2,205,000        2,205,000       $1.00 per share
PPM Underwriter Warrants          600,000          600,000       $2.75 per share
                                ---------        ---------

Totals at December 31, 2003     2,805,000        2,805,000
                                =========        =========


NOTE K - COMMITMENTS AND CONTINGENCIES

Leased facilities

The Company maintains an executive mailing address in office facilities provided by it's majority shareholders, Safety Harbor Capital Corporation LLC and Royal Palm Capital Group, Inc. The Company pays no rent or other fees for the use of this mailing address as these offices are used virtually full-time by other businesses of the Company's majority shareholders.

The Company has leased approximately 1,028 net rentable square feet in an office building in Clearwater, Florida for it's day-to-day operating activities. This lease is for a 12 month period, commencing on October 1, 2003, with a monthly rental rate of approximately $1,456 per month; plus appropriate sales and use taxes; and escalation increases for building operating expenses, inclusive of insurance premiums, utility charges, management fees and other related costs, as defined in the lease. The Company has the option and right to renew this lease for two additional periods of three (3) years each at a base rental of 3.0% above the preceding year's base rent upon expiration of the initial 12 month term.

Webhosting agreements

On December 12, 2003, the Company entered into an agreement with iLand Internet Solutions Corporation (iLand), a website hosting/collocation facility located in Tampa, Florida to host our website for $1,120 per month for a period of twelve
(12) months beginning January 20, 2004. We also entered into a separate managed services agreement with iLand at a cost of $1,561 per month, beginning January 23, 2004, also for a period of twelve (12) months. Under the terms of the managed services agreement, iLand agrees to handle any issues which may arise with our company-owned computer equipment that is located at iLand's web hosting facility and utilized in connection with our lease arrangement.

Stock agreement

Upon the August 25, 2003 change in control of NoBidding, Edward Orlando, NoBidding's former sole shareholder and founder, Royal Palm Capital Group, Inc. and NoBidding entered into a Shareholder Agreement whereby no shareholder of NoBidding common stock may not sell or otherwise transfer any common stock of NoBidding without the written consent of NoBidding and the other Shareholder.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements

The Company and Edward Orlando (Orlando), NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Orlando will provide certain management consulting services to NoBidding and retain a position on the NoBidding Board of Directors for a one year period. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management. Upon completion of the December 3, 2003 transaction, Orlando was also named to the Board of Directors of the Company.

On October 1, 2003, the Company entered into a Consulting Agreement with Donald Lees (or LeeWard Enterprises) of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party.

On January 4, 2004, the Company entered into a Consulting Agreement with Mirador Consulting, Inc. of Boca Raton, Florida. The description of the services to be provided, as stated in this agreement are as follows: "Consultant is in the business of providing services for management consulting, business advisory, shareholder information and public relations." "(a) provide the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services; (b) use its best efforts to locate and identify to the Company private and/or public companies for potential merger with or acquisition by the Company; (C)) contact the Company's existing shareholders, responding in a professional manner to their questions and following up as appropriate; and (d) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community (collectively, the "Services")." This agreement is for a period of one (1) year and may be renewed upon the mutual written consent of all parties. This agreement requires compensation as follows: 50,000 shares of restricted, unregistered common stock for $50.00, which was below the "fair value" of the Company's common stock at the agreement execution date. Accordingly, the Company will recognize a non-cash charge to operations for "compensation expense related to common stock issuances at less than "fair value" of approximately $124,950. Further, the Company is required to pay $5,000 cash per month; due and payable at execution for month 1 and on the 1st of each month for each successive month for the term of the contract.

On January 29, 2004, the Company entered into a Consultant Agreement with CEOCast, Inc. of New York, New York to provide investor relation services. This agreement covers a one year period from January 29, 2004 through January 28, 2005. This agreement requires compensation as follows: $20,000 initial payment - 1st and last month; $10,000 per month on 29th of each month thereafter and the issuance of 32,000 shares of restricted, unregistered common stock at the inception of the agreement. These compensation shares have has registration rights after any secondary registration statement following the issuance of these shares goes effective. These rights are contractually defined as "not piggy back registration rights or demand registration rights". At the inception of this agreement, the closing price of the Company's common stock was $5.05 per share. The stock issued in this transaction will be valued at approximately $90,900.

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements - continued

On February 17, 2004, the Company entered into a Consulting Agreement with RMN Consulting, LLC of Rumson New Jersey to "Have a marketing report written regarding BidVille, Inc. The distribution of this marketing report could allow potential investors to determine an investment valuation on the Company's stock. The Consultant's services will include Internet distribution, and company profiles on various websites." This agreement is for a period of six (6) months and requires compensation as follows: $10,000 cash for months 1 and 2 and the issuance of 50,000 warrants monthly for months 3-6, immediately exercisable with the exercise price being equal to 75.0% of closing quoted price of the Company's common stock on each respective month's issuance date. Further, the underlying shares to these warrants must be subject to a registration statement to be filed by the Company with the U. S. Securities and Exchange Commission.

On March 11, 2004, the Company entered into a Consulting Agreement with Capital Resource Alliance, LLC of Atlanta, Georgia to "expend reasonable best efforts to assist the Company in enabling the common stock of the Company to be traded on the Frankfort [Germany] Stock Exchange." This agreement is for an one year period and compensation is required as follows: 20,000 shares of restricted, unregistered common stock of the Company and cash compensation equal to $200,000, payable within 30 days of the date of this Agreement. The Company is obligated to register the 20,000 shares of common stock in the first Registration Statement filed by the Company with the U. S. Securities and Exchange Commission after the execution of this Agreement. However, if the Company determines that the prevailing market conditions do not make the sale of these shares feasible, in the sole opinion of the Company, then the number of shares to be registered in the Registration Statement shall be reduced. Capital Resource Alliance, LLC has also been issued warrants to purchase an additional 78,910 shares of restricted common stock of the Company.

Employment Agreements

On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald Parker (Parker) under which Parker will serve as the Company's President for a period of three (3) years, through December 31, 2006. Under his agreement, Parker is entitled to an annual base salary of $150,000. Further, Parker shall receive options to purchase up to 1,000,000 shares of common stock pursuant to the Company's Incentive Plan. These options vest in one-third increments (approximately 333,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Parker is also entitled to receive the following bonuses, based on Company performance between December 1, 2003 and November 30, 2004:

Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid. Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid. Net Income:
If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.Financing: If the Company achieves private equity financing in an amount of $2,000,000, a $50,000 bonus will be paid. If total equity financing exceeds $9,000,000, an additional $100,000 bonus will be paid.

Parker received a $50,000 bonus related to the raising of $2,205,000 in capital through a Private Placement Memorandum in December 2003.

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

Employment Agreements - continued

On August 24, 2003, NoBidding entered into an Executive Employment Agreement with Mr. Michael Palandro (Palandro) under which Palandro will serve as NoBidding's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Palandro is entitled to an annual base salary of $120,000. Further, Palandro shall receive options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Palandro is also entitled to receive the following bonuses, based on Company performance between October 1, 2003 and September 30, 2004:

     Membership enrollment: If enrollments reach 210,000 members, a $15,000 bonus will be paid. If enrollments exceed 270,000, an additional $5,000 bonus will be paid. Revenues: If revenues reach $2,200,000, a $15,000 bonus will be paid. If revenues exceed $2,800,000, an additional $5,000 bonus will be paid.

     Net Income: If net income reaches $264,000, a $15,000 bonus will be paid. If net income exceeds $336,000, an additional $5,000 bonus will be paid.

     Performance: An overall performance bonus of $15,000 to $20,000 may be paid at the discretion of the Company's Board of Directors.

On August 28, 2003, NoBidding entered into an Executive Employment Agreement with Mr. Alan Phiet Pham (Pham) under which Pham will serve as NoBidding's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Pham is entitled to an annual base salary of $56,000. Further, Pham shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

On August 28, 2003, NoBidding entered into an Executive Employment Agreement with Ms. Kim Cullen (Cullen) under which Cullen will serve as NoBidding's Director of Marketing for a period of three (3) years, through August 31, 2006. Under his agreement, Cullen is entitled to an annual base salary of $42,000. Further, Cullen shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement.


NOTE L - SUBSEQUENT EVENT

On March 24, 2004, the Company entered into an Acquisition Agreement with 321 Play, Inc. (a privately-owned New York corporation). In the agreement, the Company will exchange 500,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of 321 Play, Inc.

Additionally, the Company executed a Supplementary Agreement whereby the Company is contingently liable for additional payments of up to 3,000,000 shares of restricted, unregistered common stock over a three (3) year period from the Closing Date based on certain performance goals provided that with respect to any fiscal year preceding the third anniversary date of the Closing Date, the working capital of 321 Play, Inc. meets or exceeds $1,000,000 and remains at or above that level for a period of not less than three (3) months prior to the end of 321's fiscal year; then the Company will be liable to issue an additional 500,000 shares of restricted, unregistered common stock for each $10,000,000 in annual revenues of 321 Play, Inc. as determined by accounting principles generally accepted in the United States of America.