Form 10KSB/A
period 2003-12-31
BIDVILLE INC
filed 2004-05-07
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                                 Bidville, Inc.

                                Index to Contents

                                                                            Page
                                                                          Number
Part I

Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

Part II

Item 5     Market for Company's Common Stock and
              Related Stockholders Matters
Item 6     Management's Discussion and Analysis or Plan of Operation
Item 7     Financial Statements
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures
Item 8A    Controls and Procedures

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits and Reports on 8-K
Item 14    Principal Accountant Fees and Services

Signatures

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

     On March 24, 2004, Bidville acquired 321 Play, Inc. ("321"), a New York corporation, and its subsidiary Buy Sell Connect.com, Inc., also a New York corporation, to operate as subsidiaries of the Company. In exchange for 100% of the common stock of 321, we agreed to issue the existing 321 shareholders five hundred thousand (500,000) shares of Bidville restricted common stock ("purchase price") and up to an additional three million (3,000,000) shares of restricted common stock payable upon 321 reaching certain performance goals, as defined in the agreement, payable over a period of up to three years from the date of the agreement.

     Subsequent to the acquisition but on the same date, 321 executed an executive employment agreement with Alina Mezhbovski, who is to serve as 321's Chief Executive Officer for a period of three (3) years. 321 also executed on the same date a three-year consulting agreement with Mezhcorp LLC. For additional information about these agreements, see "Employee and Consultants".

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

     Despite having such a large group of current and potential customers, the online auction marketplace has historically been highly fragmented, dominated by one or two online auction companies without any real competition. The online auction market is growing and is highly responsive to simplicity, new marketing ideas and online innovation. No expensive infrastructure or inventory is required to enter the market. Skilled personnel and technology are the only barriers to entry that exist.

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

Bidville: The Market Alternative

     Bidville provides Internet users with an active website that facilitates auctions and fixed-price e-commerce between unrelated third parties. The Company's website may be accessed through the URL: www.bidville.com. Bidville currently has approximately 185,000 active members, with over 5,000 active sellers. In addition, Bidville has developed an aggressive marketing plan to help grow its membership in the future. See "Marketing and Distribution" below.

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

     Bidville currently features approximately 1.4 million daily listings, ranging from electronics to baseball cards, and supports a growing community, evidenced by its active message boards. In order to attract sellers and expand revenue-producing parameters, Bidville recently initiated a "Final Success Fee" ("FSF") (described in greater detail below) as a transition from its previous membership-based monthly fee structure. Bidville does not currently charge sellers listing fees and there is no charge to persons wishing to bid on any of the items posted on our website.

     In the normal course of business, Bidville charges sellers for online auction activities through both a FSF format and a listing "Enhancement Fee" format. Sellers are only charged a Final Success Fee (not a "listing fee") when an item is successfully sold. This FSF is charged as a percentage of the final value of a successfully completed auction. The FSF percentage ranges from a straight 5% to 1% plus a calculated price range based on percentage closing fees accrued from higher level closing values.

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

     Our revenues to date have been marginal and therefore our business strategy has been based almost entirely upon raising capital both to fund operations and to make those investments in our company which we believe will increase future revenues. We expect future revenues to be based upon the Final Success Fees charged to sellers when their items are successfully sold on the Bidville website, as well as from any Enhancement Fees collected from sellers who choose to use them. Due to our limited operating history, however, there can be no assurance that these revenues will be sufficient to sustain our operations or that we will be profitable in the future.

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

Bidville Services and Procedures

     Bidville has created a business entity with a revenue structure and plan of operations closely aligned with the highly successful model originated by eBay. However, because Bidville sellers are not charged listing fees, Bidville offers sellers a distinct advantage over other Internet auction venues.

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

     We believe that our pricing model will encourage new users to sell items on our website and can minimize their concerns about the costs of doing so. Bidville auctions allow sellers to sell items on our website without any cost to them unless enhancement fees are used for items listed and/or until the user is able to successfully sell an item.

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

     In most cases the seller contacts the winning bidder first, confirming payment, shipping cost and shipment details for the item. The winning bidder will be shipped the item after making the appropriate payment to the seller, according to the payment instructions initially provided by the seller in the auction description.

Operations, Technology and Security

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

     Thunderstone Software

     On April 6, 2004, Bidville entered into a three-year lease agreement with Thunderstone Software LLC ("Thunderstone"), whereby Bidville will lease the right to install and use certain of Thunderstone's sophisticated software programs. These software programs are an integral part of our website's technological structure and allows us to maximize the use of a comprehensive full text search function on Bidville's website. We are required to pay
Thunderstone an initial Lease payment of $25,363, and beginning with the calendar month following execution of the Lease, Bidville shall pay Thunderstone an amount each month equal to $2,900. Monthly payments are due on the first day of each calendar month. The amount of the lease payment is subject to change, predicated upon noted increased levels of search activity conducted on Bidville's website.

     Testing

     Bidville's development staff works on an independent development network of high-end servers and workstations where they can test new techniques as well as perform full functional and regression testing of any new features before such features are brought into Bidville's live site.

     Internet Security

     All sensitive transactions are handled using industry standard SSL encryption through Verisign, a provider of Internet security. The use of this process and Verisign as a provider helps to prevent Bidville members' confidential information from being intercepted and/or altered by unauthorized third parties. In addition, Bidville has teamed with several companies to provide real-time financial transactions to its membership via secure exchanges between their servers and those of the Company. Bidville adheres to the privacy standards set by the Trust-E and BBB Online organization. Bidville's main priority is to establish and maintain a secure online environment for all Bidville members.

Marketing and Distribution

     Bidville enters the marketplace at a time when Internet use is much greater than the level when eBay began operations. This should result in a shorter period of ramp-up time for growing Bidville's registered user base and expanding associated buying and selling activities on the Bidville website. To maintain a competitive edge, Bidville plans to continually introduce a stream of new innovative technologies and services to the growing online consumer market.

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

     In addition, further online, print, trade shows and other grass roots advertising campaigns will be the cornerstones of Bidville's marketing strategy. For example, we recently entered into an agreement to be a participating sponsor of Major League Baseball's Tampa Bay Devil Rays, who play in the Eastern Division of the American League. The sponsorship includes thirteen Saturday night games which will host "Bidville.com Saturday Night Silent Auction". Bidville.com will feature various Devil Rays items, including autographed memorabilia, box seat tickets and VIP passes to certain games. These items will be auctioned on the Bidville.com website throughout the season, with all proceeds from the auctions going to the Tampa Bay Devil Rays "Rays of Hope Foundation" charities. A check presentation ceremony, to the "Rays of Hope Foundation" charities, will take place at the end of the season. This community based sponsorship will provide local, as well as national, exposure for Bidville and will enhance our current marketing initiatives by attracting new buyers and sellers to our auction site.

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

     The U.S. Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which we currently transact business. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

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

     In recognition of his efforts in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004.

     Subsequent to the acquisition of 321 Play, Inc., 321 executed an executive employment agreement with Alina Mezhbovski on March 24, 2004, who is to serve as 321's Chief Executive Officer for a period of three (3) years. Ms. Mezhbovski shall receive as compensation:

     (a) an annual base salary of one hundred thousand dollars ($100,000);

     (b) Stock Participation - she may be eligible to participate in any stock option incentive plans established for key employees of 321, at the discretion of the Board of Directors; (c) Bonuses - she shall be eligible for a bonus of $100,000 per annum, for each $5,000,000 in annual revenue generated by 321. Total compensation shall not exceed $300,000; (d) Benefits - she shall also be entitled to participate in such programs as vacation pay and other fringe benefit plans authorized from time to time by the Board of Directors, in its discretion, for employees of 321; (e) Additional incentive compensation, if any, shall be at the discretion of the Board of Directors of the Company.

     321 also executed on the same date a three-year consulting agreement with Mezhcorp LLC. As compensation, Mezhcorp shall receive:

     (a) an annual base compensation of one hundred fifty thousand dollars ($150,000);

     (b) Bonuses - Mezhcorp shall be eligible for a bonus of $100,000 per annum, for each $5,000,000 in annual revenue generated by 321. The total compensation shall not, however, exceed $300,000; (b) Stock Participation - Mezhcorp may be eligible to participate in any stock option incentive plans established for non-Consultants of 321, at the discretion of the Board of Directors; (c) Additional incentive compensation, if any, shall be at the discretion of the Board of Directors.

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

     In September 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation ("National") for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months. For such services, the Company is obligated to pay National $20,000 per month. The Company has paid the entire $140,000.00 due National in accordance with the terms of the agreement.

     In December 2003, Bidville entered into an agreement with both National and Royal Palm Capital Group, Inc. ("Royal Palm"), wherein National will render consulting advice to the Company relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a period of twelve
(12) months. For such services to the Company, Royal Palm has agreed to give National 3,966,700 shares of the Company's common stock owned by Royal Palm.

     Subsequent to the December 31, 2003 fiscal year end, we executed several individual consulting agreements with various corporations. The first of these agreements, dated January 4, 2004, was executed between Bidville and Mirador Consulting, Inc., a Florida corporation ("Mirador"), for a term of one year from the date of the agreement. Under the terms of the agreement, Mirador shall provide Bidville with various corporate consulting services, including:

     (a) providing the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services;

     (b) using its best efforts to locate and identify to the Company private and/or public companies for potential merger with or acquisition by the Company;

     (c) contacting the Company's existing shareholders, responding in a professional manner to their questions and following up as appropriate; and

     (d) using its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community.

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

     On January 5, 2004, we entered into a consulting agreement with EU-IR.com, an Austrian corporation, which has a term of twelve months. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, Bidville will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month.

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

     Another consulting agreement, with Capital Resource Alliance, LLC of Atlanta, Georgia ("CRA"), was executed on March 17, 2004, for a term of twelve
(12) months. The purpose of the agreement is for CRA to assist the Company in its application to have Bidville common stock traded on the Frankfurt [Germany] Stock Exchange. This agreement is for an one year period and requires compensation in the form of 20,000 shares of restricted, unregistered Bidville common stock and cash in the amount of $200,000, payable within 30 days of the date of the agreement. Receipt of the common stock is contingent upon CRA's successful performance of its services. We are obligated to make reasonable best efforts, in light of "prevailing market conditions," to include the 20,000 shares in the subsequent registration statement we file with the U.S. Securities and Exchange Commission ("SEC") after the execution of this registration. However, under the terms of the agreement, if we should determine that, in our opinion, the "prevailing market conditions" do not make the sale of these shares feasible, then the number of shares to be registered in such registration statement shall be reduced.

     We also recently executed a consulting agreement with Empire Financial Group, Inc. ("Empire") on March 31, 2004. The agreement is for a term of 12 months and may not be terminated by the Company prior to the end of this twelve-month term. We retained Empire to act as a financial and investment banking advisor to Bidville, to render advice and assistance with regard to strategic transactions, future debt or equity financings, market and industry awareness and to assist the Company in getting Bidville common stock listed on a national exchange by the 2004 year end. As compensation for such services, Bidville shall pay Empire an engagement fee of $25,000, payable upon execution of the agreement, and $10,000 per month payable in advance beginning April 1, 2004 and each of the next eleven (11) months thereafter. The Company will also reimburse Empire on a monthly basis for any and all reasonable expenses incurred by Empire in the performance of its duties under this agreement.

     Concurrent with the execution of this agreement, the Company is obligated to sell to Empire common stock purchase warrants, at a price of $.001 per warrant, to purchase 200,000 shares of Bidville common stock. Such warrants will expire five (5) years after issuance and will be exercisable at $3.00 per share. The warrants may be exercised as to all or a lesser number of shares and will contain provisions for registration of the resale of the underlying shares at the Company's expense, cashless exercise and for adjustment in the number of such shares and the exercise price to prevent dilution.

     In the event that a "Strategic Transaction" (as defined in the agreement) is consummated, other than a financing, we are obligated to pay Empire a "Transaction Fee" equal to a percentage of the amount of consideration paid in such transaction, in the following manner:

        Consideration Paid                    Transaction Fee
        in Transaction                (Percentage of Consideration)
        ---------------------------------------------------------
        Up to $2 million                            5.0%
        $2 million - $4 million                     4.0%
        $4 million - $6 million                     3.0%
        $6 million - $8 million                     2.0%
        Over $8 million                             1.0%

     The Transaction Fee is to be paid in cash at the closing of the transaction to which it relates and shall be payable whether or not such transaction involves stock, or a combination of stock and cash, or is made on the installment sale basis. In addition, if the Company shall, within twelve (12) months immediately following the termination of this agreement, consummate a transaction with any party introduced by Empire to the Company prior to such termination, or with any party which was a party to a transaction or prospective transaction as to which Empire rendered services under the agreement, we shall be required to pay Empire a Transaction Fee with respect to such transaction in accordance with the table above.

     If Bidville enters into a "financing" transaction subject to this agreement, we must pay Empire a cash fee at the closing of the financing in an amount to be agreed upon prior to such closing. In the event that the parties cannot agree on such a fee, the fee shall be ten percent (10%) of the gross proceeds of such financing. Finally, this agreement contains a non-circumvent provision whereby the Company agrees that for a period of three (3) years from the execution date, we will not solicit any offer to buy from or sell to any person introduced to the Company by Empire, directly or indirectly, any Bidville securities. Should we violate this provision, we would be required to pay Empire an amount equal to ten percent (10%) of the aggregate purchase price of the securities so purchased by such person. As of the date of this filing, none of the warrants described herein had been issued to Empire.

     Finally, on April 1, 2004, Bidville signed an Advisory Agreement with the Blackmor Group, Inc. ("Blackmor") for an initial term of one year, which will be automatically extended on an annual basis for additional one year terms unless Blackmor or Bidville serves written notice of termination on the other party at least thirty (30) days prior to the end of the applicable term. Under the terms of the Agreement, Blackmor shall assist Bidville in: effecting its purchase of businesses and assets relative to its business and growth strategy, resolution of outstanding debt and obligations of the Company, preparation of registration statements, and introducing Bidville to brokers and dealers, potential investors, public relations firms and consultants and others that may assist the Company in its plans and future development. These services are to be provided on a "best efforts" basis provided, however, that these services shall expressly exclude all legal advice, accounting services or other services which require licenses or certification which Blackmor may not have at such time. Bidville agrees to pay Blackmor a fee for such services by way of the delivery of 75,000 shares of Bidville restricted common stock and 100,000 warrants to purchase our common stock at an exercise price of $2 for two years.

RISK FACTORS

     An investment in our common stock involves a high degree of risk and is not an appropriate investment for persons who cannot afford the loss of their entire investment. Prospective and current investors in common stock of Bidville, Inc. should carefully consider the following risk factors, in addition to the other information contained in this annual report. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

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

     Our limited operating history and the increased variety of services offered on our website makes it difficult for us to forecast the level or source of our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and a substantial portion of our net revenues each quarter come from transactions for items that are listed and sold during that quarter. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely be adversely affected.

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

     Our ability to sell products through our online auctions depends substantially on our ability to attract user traffic to our website. In order to attract and retain users to our website, we will continue to be required to spend significant amounts of money for online advertising. As the effectiveness of online advertising cannot be consistently relied upon, we intend to also pursue an offline advertising campaign through traditional media forms such as print, radio and television. If we are unable to generate traffic to our website cost effectively, or if our efforts to promote our auctions using both online and off-line media are not successful, our growth and business prospects will be substantially limited. See "Marketing and Distribution."

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

     We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas, such as 3 2 1 Play, Inc. and Buy Sell Connect, Inc., which we recently acquired. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.

     The existence of several larger and more established companies that are enabling online sales as well as newer companies, many of whom do not charge for transactions on their sites and others who are facilitating trading through other pricing formats (e.g., reverse auction, group buying, etc.) may limit our ability to raise revenues attributable to final success fees in response to any declines in profitability. In addition, we are incurring expenses associated with expansion and hiring of new personnel in advance of anticipated growth, which may also harm our profitability. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon our historical results as indications of our future performance. See "Competition."

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

     Secondary trading in our common stock will not be possible in each state until our shares of common stock are qualified for sale under the applicable securities laws of the state or we verify that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or availing ourselves of an exemption for secondary trading in our common stock, in any state. If we fail to register or qualify, or obtain or verify an exemption for the secondary trading of our common stock in any particular state, our shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, a public market for our common stock will fail to develop and the shares could be deprived of any value. We are not currently published in Standard & Poor's Records or Moody's and therefore, we cannot rely upon such a listing to qualify Bidville stock in those states that recognize such a listing as constituting an exemption.

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

     Finally, "Network Effects" could make it difficult for a relative newcomer to the large-scale Internet auction business, such as Bidville, to achieve or expand market share. "Network Effects" is the term used to describe why users, presented with a choice between competing systems, may prefer to use an established system, in spite of the fact that this system is apparently less advantageous than newer systems. In the specific example of the online auction business as conducted by Bidville, online buyers will typically purchase goods on internet sites where a large number and variety of goods are offered for sale; conversely, sellers will sell such goods where large numbers of ready buyers already exist. In order to succeed in the online auction business, we must attract buyers in order to attract sellers, but conversely we cannot attract sellers unless we attract buyers. If we are unable to overcome such Network Effects, our business and financial condition may suffer.

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

     From time to time, Visa, MasterCard, American Express and Discover may increase the interchange fees that they charge for each transaction using one of their cards. MasterCard and Visa have each announced increases to their credit card interchange fees, effective April 2004. Visa and MasterCard both implemented a decrease in their debit card interchange fees in August 2003 as a result of a settlement entered into in response to litigation, but the settlement agreement required them to maintain these lower interchange fees only until January 2004, and they have announced increases in debit card interchange fees, in January 2004 and April 2004, respectively, to levels close to those that prevailed prior to August 2003. Bidville's credit card processors may pass any increases in interchange fees on to the Company. Accordingly, such increased fees will likely increase our operating costs and reduce our profit margins.

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

     Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals will be arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited fraud insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than it is in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies.

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

     We are subject to laws relating to the use and transfer of personally identifiable information about our users and their transfers, especially outside of the U.S. Violation of these laws, which in many cases apply not only to third-party transfers but also to transfers of information between ourselves or our commercial partners could subject us to significant penalties and negative publicity and could adversely affect our company.

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

     Due to the nature of the Web, it is possible that the governments of other states or foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices. See "Government Regulation."

Our business may be subject to sales and other taxes.

     We do not collect sales or other similar taxes on goods or services sold by users through our services. One or more states or any foreign country may seek to impose sales, use, or value-added tax collection or record-keeping obligations on companies like ours that engage in or facilitate online commerce. Such taxes could be imposed if, for example, we were ever deemed to be an "auctioneer" or the agent of our sellers. Several proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In 1998 and 2000, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing access or discriminatory taxes on the Internet through November 1, 2003. The expiration of this moratorium may permit new access or discriminatory taxes on the Internet that could adversely affect our business. Legislation has also been introduced in the U.S. Congress to override the Supreme Court's Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. Passage of such legislation and the imposition of such sales tax requirements would adversely affect our sellers and our business. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise or services on our system would harm our business.

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

RISKS RELATED TO ONLINE COMMERCE

We are dependent on the continued growth of online commerce

     The business of selling goods over the Internet, particularly through personal trading, is new and dynamic. Our future net revenues and profits will be substantially dependent upon the widespread acceptance of the Internet and online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our websites require users to make publicly available personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over privacy issues on eBay or over the Internet generally increase. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted. See "The Company."

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

     Currently, approximately one percent (1.0%) of Bidville's business activities are generated through foreign market sources. We may expand our international operations further, however, which would require additional management attention and resources. We have limited experience in localizing our service to conform to local languages, cultures, standards and policies. In most countries, we will have to compete with local companies who understand the local market better than we do. We may not be successful in expanding into international markets or in generating revenues from foreign operations. Even if we are successful, the costs of operating new sites are expected to exceed our net revenues for at least 12 months in most countries. As we continue to expand, we are subject to risks of doing business internationally, including the following:

     o regulatory requirements, including requirements related to the regulation of "auctions," that may limit or prevent the offering of our services in local jurisdictions, may prevent enforcement of agreements between sellers and buyers, and may prohibit certain categories of goods or may limit the transfer of information between our foreign subsidiaries and ourselves;
     o legal uncertainty regarding liability for the listings of our users, including liability under non-US legal systems (which may well be less Internet-friendly than in the US), as well as the applicability of unique local laws and dangers resulting from a lack of clear precedent or applicable law;
     o    difficulties in staffing and managing foreign operations;
     o longer payment cycles, different accounting practices and problems in collecting accounts receivable;
     o    local taxation of transactions on our websites;
     o    higher telecommunications and Internet service provider costs;
     o    stronger local competitors;
     o    more stringent consumer and data protection laws;
     o    cultural non-acceptance of online trading;
     o    seasonal reductions in business activity; and
     o    potentially adverse tax consequences.

     Some of these factors may cause our international costs to exceed our domestic costs of doing business. To the extent we expand internationally, we may have portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and risks relating to foreign currency exchange rate fluctuations.

Item 2 - Description of Property

     Bidville maintains an executive mailing address in office facilities provided by its majority shareholders, St. James Investment Group, Inc. and Royal Palm Capital Group, Inc., at 620 North Flagler Drive, Suite 509, West Palm Beach, Florida. Bidville does not pay rent or any other fees for the use of this mailing address, as these offices are used virtually full-time by other businesses of the Company's majority shareholders.

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

     On February 25, 2004, we completed the move from our former web hosting services provider, Omega Micro Systems, Inc., located in Newark, New Jersey, to a web hosting colocation in Tampa, Florida. The new web hosting service provider, iLand Internet Solutions Corporation, in addition to being more geographically convenient to Bidville's office, also provides more broadband capability and more comprehensive and expansive managed services. The new hosting location maintains the highest level of access security for the equipment indicated above that is currently owned by the Company.


Item 3 - Legal Proceedings

     Bidville is not a party to any pending or threatened litigation at this time nor is any of its property subject to any pending or threatened legal proceedings, nor are we aware of any facts which are reasonable likely to give rise to such proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has not conducted any meetings of shareholders during the preceding Fiscal year or periods subsequent thereto.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

     (a) Market Information.

     The common stock of the Company is currently quoted on the Over the Counter Bulletin Board under the symbol "BVLE" and has been since January 7, 2004. Prior to that time, the Company had traded under symbol "AREP," since October 10, 2001. The ask/high and bid/low information for each quarter since October 10, 2001 are as follows:

                Quarter                   Ask/High         Bid/Low
         ----------------------------------------------------------
         10/10/2001 - 11/30/2001            3.000            1.010
         12/1/2001 - 2/28/2002              1.010            0.150
         3/1/2002 - 5/31/2002               0.150            0.150
         6/1/2002 - 8/31/2002               0.150            0.100
         9/1/2002 - 11/30/2002              0.110            0.100
         12/1/2002 - 2/28/2003              0.110            0.050
         3/1/2003 - 5/31/2003               0.050            0.050
         6/1/2003 - 8/31/2003               0.050            0.050
         9/1/2003 - 11/30/2003(1)           0.800            0.050
         12/1/2003 - 12/31/2003(1)          6.250            0.750
         1/1/2004 - 3/31/2004(1)            7.500            1.250

(1)  After change in fiscal year from 2/28 to 12/31

Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     As of April 19, 2004, Bidville's common stock has also been traded on the Frankfurt Stock Exchange and on Xetra(R), the Deutsche Borse AG electronic trading system. More information about these markets can be found on the Deutsche Borse AG webpage at: www.deutsche-boerse.com.

     (b) Holders.

     As of March 31, 2004, the Company had seventy five (75) shareholders of record of 30,350,007 outstanding shares of our common stock, 24,837,390 of which were restricted Rule 144 shares and 5,512,617 of which were free-trading. Of the Rule 144 shares, 16,140 shares have been held by affiliates of the Company for more than one (1) year.

     The number of record holders was determined from the records of our Transfer Agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The Transfer Agent of our common stock is Pacific Stock Transfer Company, 500 E Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

     (c) Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth information as of March 31, 2004, with respect to shares of the Company's common stock that may be issued under the Company's existing individual compensation arrangements and agreements, including the 3 2 1 Play, Inc. acquisition agreement and agreements with our consultants, executives and employees.


                                                                             Number of Securities
                                                          Weighted Average   Remaining Available
                                                          Exercise Price per  for Future Issuance
                                   Number of Securities      Share of           Under Equity
                                     to be Issued Upon      Outstanding      Compensation Plans
                                       Exercise of        Options, Warrants      (excluding
                                    Outstanding Options,   and Rights (2)    securities reflected
                                    Warrants and Rights                         in column (a))
Plan Category                               (a)                  (b)                 (c)
--------------------------------------------------------------------------------------------------
Equity compensation plans approved             0                  0
by security holders
--------------------------------------------------------------------------------------------------
Equity compensation plans not          8,785,000 (1)          $0.83 (3)          160,864,993
approved by security holders
--------------------------------------------------------------------------------------------------
                       TOTAL           8,785,000              $0.83              160,864,993


(1) Includes the 3,000,000 shares issuable to 3 2 1 Play, Inc. in accordance with the acquisition agreement dated March 24, 2004 and described herein. This number also includes the 20,000 shares of Bidville restricted common stock to be issued to Capital Resource Alliance, LLC under the terms of our March 11, 2004 consulting agreement. See "Employees and Consultants".
(2) This calculation does not include the 50,000 warrants to be issued under the consulting agreement RMN Consulting, Inc., as included in the calculation of column (a). Pursuant to this agreement and effective February 19, 2004 for a period of six months, Bidville will compensate RMN for the last four months of services rendered through the issuance of

     50,000 warrants to purchase 50,000 shares of Bidville common stock. These warrants are exercisable after registration of the underlying common stock at a twenty-five percent (25%) discount from the market price of the common stock on the date of exercise. This calculation also does not include the 20,000 shares of our restricted common stock to be issued to Capital Resource Alliance, LLC.
(3) This includes the value of the 1,000,000 options granted to Gerald C. Parker in his employment agreement dated January 12, 2004. Under the terms of the agreement, the exercise price for those options is $4.27 (equal to 15% below the closing market price of $5.02 on January 12, 2004).

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

     On December 3, 2003, the Company issued a Private Placement Memorandum, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to sell up to $2,000,000 in common stock at a price of $0.50 per share with accompanying Warrants. Through December 22, 2003, the Company sold an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to the private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by Warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was scheduled to close on January 31, 2004 and was closed by the Company on December 22, 2003. In connection with such offering, Bidville paid EU-IR.com, an Austrian corporation, a fee of $143,325, pursuant to an Agreement dated December 12, 2003.

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


                                Warrants         Warrants
                               Originally     outstanding at
                                issued       December 31, 2003   Exercise price
                               -------------------------------------------------
12/03 PPM 1/2 Warrants         2,205,000        2,205,000        $1.00 per share
                               ---------        ---------
Totals at December 31, 2003    2,205,000        2,205,000


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Due to Bidville's change in fiscal year, the Form 10-KSB filed April 2, 2004 covered the transition period from March 1, 2003 to December 31, 2003. Therefore, the following discusses Bidville's operations for the post-acquisition period (August 26, 2003 - December 31, 2003) as compared to its operations during the pre-acquisition period (January 1, 2003 - August 25,
2003). For further explanation and additional information, please see the Company's audited financial statements immediately following this discussion.

     In the post-acquisition period from August 25, 2003 through December 31, 2003, we generated $15,604 in revenues. As of December 31, 2003, we generated cumulative losses of approximately $10,296,897, which includes compensation expenses related to common stock issuances at less than "fair value" of $10,051,800. Due to our limited operating history, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. See "Risk Factors."

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

     Our management also regularly reviews key financial information, such as net revenues, as well as monitors revenue supportive activities such as customer support, product development, marketing and site operations. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

     We expect a growth in net revenues during 2004, which will result primarily from the implementation of Final Success Fees on February 1, 2004 and a subsequent increase in the volume of transactions conducted on our site, both in the number of transactions and the aggregate dollar value of such transactions.

In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. We expect to continue with our current plan to actively market and advertise our auction services throughout the 2004 fiscal year. In addition, although we recently acquired 3 2 1 Play, Inc. and its subsidiary, Buy Sell Connect.com, Inc. to operate as subsidiaries of the Company, we intend to continue pursuing other suitable acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

     As of January 31, 2004, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. The majority of those international transactions are made up of sellers located in Canada (0.8% of total revenues), with the remainder (0.2% of total revenues) attributable to sellers located in approximately 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

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

Revenues

     The following sets forth, for the periods presented, certain data from our consolidated statement of income and growth performance statistics generated from recorded operating results. This information should be read in conjunction with "Note B - Preparation of Financial Statements" as well as our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB.

January 1, 2003 - August 25, 2003 and August 26, 2003 - December 31, 2003.

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

     This is due at least in part to the manner in which we grant credits to members. Under the membership fee structure in place until January 31, 2004, much of the fees paid for enhancements are typically charged against credits granted to members as a part of their membership package. Such credits are included in the member's monthly membership fee, at no additional charge to the member (except for verified members, who do not receive any credits with their membership).

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

     For registered sellers who were members before the implementation of our Final Success Fee structure on February 1, 2004, the last month in which membership fees will be collected from (and respective credits issued to) such grandfathered sellers is April, 2004. After such date, sellers will only be able to receive credits from the Company without actually paying for them under specific promotional programs we may offer for short periods of time, which will be geared towards increasing the number of registered users. As mentioned previously, however, credits cannot be used against any Final Success Fees a seller may incur either now or in the future. Finally, grandfathered members will not be required to pay Final Success Fees until August 1, 2004.

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

     On December 10, 2003, the Company issued 20,000,000 shares of restricted, unregistered common stock to the shareholders of NoBidding to acquire 100.0% of the issued and outstanding common stock of NoBidding, pursuant to an Agreement and Plan of Share Exchange dated December 10, 2003, thus effecting a recapitalization.

     On December 3, 2003, the Company issued a Private Placement Memorandum, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to sell up to $2,000,000 in common stock at a price of $0.50 per share with accompanying Warrants. Through December 22, 2003, the Company sold an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to the private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by Warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was scheduled to close on January 31, 2004 and was closed by the Company on December 22, 2003. In connection with such offering, Bidville paid EU-IR.com, an Austrian corporation, a fee of $143,325, pursuant to an Agreement dated December 12, 2003.

     As part of the private placement transaction, the Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003.

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

     We initially had a lease obligation with Omega Micro Systems, Inc. ("Omega"), located in Newark, New Jersey, to host our website at a cost of $1,200 per month. However, this lease agreement ended on February 29, 2004. On December 22, 2003, we entered into a new agreement with iLand Internet Solutions Corporation ("iLand"), a website hosting/colocation facility located in Tampa, Florida, to host our website for $1,120 per month for a period of twelve (12) months beginning January 20, 2004. We also entered into a separate managed services agreement with iLand at a cost of $1,561 per month beginning January 23, 2004, also for a period of twelve (12) months. Under the terms of the managed services agreement, iLand agrees to handle any issues which may arise with our company-owned computer equipment that is located at iLand's web hosting facility and utilized in connection with our lease arrangement.

     On February 25, 2004, we completed the relocation of our web hosting services provider from Omega in Newark, New Jersey, to iLand in Tampa, Florida. The new web hosting service provider, in addition to being more geographically convenient to Bidville's office, also provides more broadband capability and more comprehensive and expansive managed services. The new hosting location maintains the highest level of access security for the equipment indicated above that is currently owned by the Company.

     On April 6, 2004, we entered into a three-year lease agreement with Thunderstone Software LLC ("Thunderstone"), whereby Bidville will lease the right to install and use certain of Thunderstone's sophisticated software programs. These software programs are an integral part of our website's technological structure and allows us to maximize the use of a comprehensive full text search function on our website. We are required to pay Thunderstone an initial Lease payment of $25,363, and beginning with the calendar month following execution of the Lease, Bidville shall pay Thunderstone an amount each month equal to $2,900. Monthly payments are due on the first day of each calendar month. The amount of the monthly lease payment is subject to change, however, predicated upon noted increased levels of search activity conducted on Bidville's website.

Consulting and Employment Agreements

     At our last fiscal year end, December 31, 2003, we employed three (3) persons. As of the date of this filing, we currently employ seven (7) persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed.

     Prior to August 25, 2003, Bidville had not entered into any consulting or employment agreements. Subsequent to the acquisition of NoBidding, the Company entered into executive employment agreements with its Chief Executive Officer, Michael Palandro, and later its President and Chairman, Gerald C. Parker in January 2004. Each executive is compensated in a combination of annual salary, stock options, and bonuses based on meeting certain performance criteria. See "Executive Employment Agreements" above for a more detailed discussion of each of these agreements.

     In recognition of his efforts in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004, pursuant to the terms of his employment agreement.

     In addition, we also currently have employment agreements with two other Bidville employees:

     Mr. Alan Phiet Pham, who will serve as Bidville's Director of Information Technologies for a period of three (3) years, through August 31, 2006.

     Ms. Kimberly J. Cullen, who will serve as Bidville's Director of Marketing for a period of three (3) years, through August 31, 2006.

Under the terms of their respective agreements, Mr. Pham and Ms. Cullen are to be compensated for such services in the form of an annual base salary, and both are entitled to receive options to purchase up to 100,000 shares of common stock in Bidville, at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement.

     Subsequent to the acquisition of 321 Play, Inc., 321 executed an executive employment agreement with Alina Mezhbovski on March 24, 2004, who is to serve as 321's Chief Executive Officer for a period of three (3) years. Ms. Mezhbovski shall receive as compensation:

     (a) an annual base salary of one hundred thousand dollars ($100,000);

     (b) Stock Participation - she may be eligible to participate in any stock option incentive plans established for key employees of 321, at the discretion of the Board of Directors; (c) Bonuses - she shall be eligible for a bonus of $100,000 per annum, for each $5,000,000 in annual revenue generated by 321. Total compensation shall not exceed $300,000; (d) Benefits - she shall also be entitled to participate in such programs as vacation pay and other fringe benefit plans authorized from time to time by the Board of Directors, in its discretion, for employees of 321; (e) Additional incentive compensation, if any, shall be at the discretion of the Board of Directors of the Company.

     321 also executed on the same date a three-year consulting agreement with Mezhcorp LLC. As compensation, Mezhcorp shall receive:

     (a) an annual base compensation of one hundred fifty thousand dollars ($150,000);

     (b) Bonuses - Mezhcorp shall be eligible for a bonus of $100,000 per annum, for each $5,000,000 in annual revenue generated by 321. The total compensation shall not, however, exceed $300,000; (b) Stock Participation - Mezhcorp may be eligible to participate in any stock option incentive plans established for non-Consultants of 321, at the discretion of the Board of Directors; (c) Additional incentive compensation, if any, shall be at the discretion of the Board of Directors.

     Prior to the December 31, 2003 fiscal year end, Bidville entered into various consulting agreements. The first, entered into on August 24, 2003, was between the Company and Dr. Edward Orlando, Bidville's former sole shareholder and founder. Pursuant to this agreement, Dr. Orlando is to provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

     On October 1, 2003, the Company entered into a one-year consulting agreement with Donald Lees (or LeeWard Enterprises), whereby Mr. Lees is to provide consulting services for programming, engineering, database management, data transfer and other services. The agreement requires compensation of $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party.

     In September 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation ("National") for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months. For such services, the Company is obligated to pay National $20,000 per month. The Company has paid all $140,000.00 due National in accordance with the terms of the agreement.

     In December 2003, Bidville entered into an agreement with both National and Royal Palm Capital Group, Inc. ("Royal Palm"), wherein National will render consulting advice to the Company relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a period of twelve
(12) months. For such services to the Company, Royal Palm has agreed to give National 3,966,700 shares of the Company's common stock owned by Royal Palm.

     Subsequent to the December 31, 2003 fiscal year end, we executed several consulting agreements with various corporations. Although each agreement varies, the following is a summary of the pertinent provisions of each, the details of which can be found under "Employees and Consultants" located elsewhere in this report:

          (1) Mirador Consulting,  Inc. - dated January 4, 2004
                - Term: one year from the date of the agreement.
                - Compensation:

                    (a) upon execution of the agreement, the issuance of 50,000 shares of Bidville restricted common stock for a total price of fifty dollars ($50.00);

                    (b) Bidville will pay Mirador $5,000 in cash per month, the first payment being due and payable at execution and then due on the first of the month for each successive month for the term of the agreement.

          (2) EU-IR.com - dated January 5, 2004.

               - Term: twelve months from the date of the agreement, thereafter the agreement will be automatically renewed month by month, unless it is cancelled by either side giving one month advance notice.
               - Compensation: $7,500 per month, payable in advance on the first of each month.

          (3)  CEOcast,Inc.  - dated January 29, 2004

               - Term: one year from the date of the agreement.
               - Compensation:

                    (a) upon signing the agreement, an initial cash payment of $20,000, representing first and last month's compensation;
                    (b) $10,000 per month on the 29th of each month for the term of the agreement.
                    (c) issuance of 32,000 shares of Bidville restricted common stock, with registration rights after any secondary offering pursuant to a registration statement is completed.

          (4) RMN Consulting, LLC - effective February 19, 2004

               - Term: a period of six (6) months from the date of the agreement.
               - Compensation:

                    (a) $10,000 cash for the first two months the agreement is in effect.
                    (b) for the remaining four months, issuance of 50,000 warrants to purchase Bidville common stock, exercisable after registration of the underlying common stock at a 25% discount from the market price of the common stock on the date of exercise.

          (5) Capital Resource Alliance,  LLC - dated March 17, 2004

               - Term: one year period
               - Compensation:

                    (a) 20,000 shares of restricted, unregistered Bidville common stock (contingent upon CRA's successful performance of its services) with limited registration rights, and
                    (b)cash in the amount of $200,000, payable within 30 days of the date of the agreement.

          (6) Empire  Financial  Group,  Inc. - dated  March 31,  2004.

               - Term: twelve (12) months and may not be terminated by the Company
               - Compensation:

                    (a) engagement fee of $25,000, payable upon execution of the agreement,
                    (b) $10,000 per month payable, in advance beginning April 1, 2004, and each of the next eleven (11) months thereafter, and

                    (c) warrants to purchase 200,000 shares of Bidville common stock, at an exercise price of $3.00 per warrant. Such warrants expire five (5) years after issuance and will contain provisions for registration of the resale of the underlying shares at the Company's expense, cashless exercise and for adjustment in the number of such shares and the exercise price to prevent dilution.

                    (d) In the event that a "Strategic Transaction" (as defined in the agreement) is consummated, other than a financing, we are obligated to pay Empire a "Transaction Fee," in cash at closing, as follows:

                        Consideration Paid               Transaction Fee
                        in Transaction             (Percentage of Consideration)
                        --------------------------------------------------------
                        Up to $2 million                      5.0%
                        $2 million - $4 million               4.0%
                        $4 million - $6 million               3.0%
                        $6 million - $8 million               2.0%
                        Over $8 million                       1.0%

                    (e) If Bidville enters into a "financing" transaction, we must pay Empire a cash fee at the closing of the financing in an amount to be agreed upon prior to such closing. In the event that the parties cannot agree on such a fee, the fee shall be ten percent (10%) of the gross proceeds of such financing.

               As of the date of this filing, none of the warrants described herein had been issued to Empire, and we have not entered into any "strategic transaction" or "financing" subject to this agreement.

          (7) Blackmor  Group,  Inc. - Advisory  Agreement dated April 1, 2004

          - Term: initial term of one year, which will be automatically extended on an annual basis for a additional one year terms unless Blackmor or Bidville serves written notice on the other party at least thirty (30) days prior to the end of the applicable term.
          - Compensation:

               (a) 75,000 shares of Bidville restricted common stock, and
               (b) 100,000 warrants to purchase Bidville common stock at an exercise price of $2 for two years.


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



                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

Directors and Executive Officers

     The directors and executive officers of the Company, their ages and positions held as of the date of this Annual Report are set forth below:

  Name                   Age  Position(s) with Company
  ---------------------------------------------------
  Gerald C. Parker       61      President and Chairman
  Michael Palandro       56      Chief Executive Officer and Director
  Robert W. Pearce       53      Corporate Secretary, Treasurer, and Director
  John Dewey             54      Director
  Edward Orlando         33      Director

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

Business Experience

     Gerald C. Parker, age 61, President and Chairman of our Board of Directors Mr. Parker served as Chairman & CEO of St. James Capital Group from January 1997 until January 2000. During this time Mr. Parker was one of the Founders of Inktomi Corp., a publicly traded high technology company which develops scalable network applications and traffic servers. At its peak, Inktomi had a valuation in access of $20 billion dollars. He then served as Chairman of Investment Management America, a merchant bank specializing in investment capital, mergers and acquisitions from January 2000 until November of 2001. In that year he formed and served as CEO of Airways Express, an FAA Part 135 Air Charter Company, which served the SE United States and Bahamas markets. He remained in this capacity from November 2001 until June 2002. In June, 2002 he assumed the position of Vice President with the International Monetary Group in Jupiter, Florida. In affiliation with its sister company, American Capital Corp., Mr. Parker handled all M & A work for investing that capital. He remained in that capacity until June 2003 when he formed St. James Investment Group, Inc., a private merchant banking group and Royal Palm Capital Group, Inc. a private investment company. He serves as Chairman of both St. James and Royal Palm and as CEO of St. James. Mr. Parker attended the Anderson Business College in Decatur, Alabama in the early 1960's as well as numerous business and management courses.

     Michael Palandro, age 56, is our Chief Executive Officer and a member of the Board of Directors. Mr. Palandro is responsible for establishing and maintaining operational and financial structure, while developing and implementing business strategies and setting the standards for providing the highest level of guidance and Company representation. Prior to BidVille, Mr. Palandro was President and CEO for Mallet, LeVarek and Pierre starting in July 1983, conducting project development mainly in Europe and Asia, until July 1999. He worked as a Senior Consultant performing corporate restructures for RHI Management Resources, a division of Robert Half International through June 2002. Mr. Palandro became Chief Operating Officer for Carnaby.com an on-line auction and fixed price marketplace, resigning in December 2002. After working for

Carnaby, Mr. Palandro was involved in the restructuring and development for Bidville.com, accepting full-time employment at Bidville in August 2003. Mr. Palandro holds undergraduate degrees in Accounting and Literature from New York Institute of Technology in 1971, a graduate MBA degree in 1973 in International Finance from New York University and was a Certified Public Accountant from 1975, currently inactive.

     Robert W. Pearce, age 53, is our Secretary, Treasurer, and a member of the Board of Directors. Robert W. Pearce has spent his career in various executive and sales management positions within the high-tech and financial industries. For the past 25 years, Mr. Pearce has successfully led several high-level projects, including acquisitions, corporate strategy development, product launches, network deployments and the full spectrum of sales and marketing strategy development. Currently, Mr. Pearce serves as the president of St. James Investment Group, Inc, a full service merchant banking firm. He also holds the position of chief executive officer for investment company Royal Palm Capital Group, Inc. Both firms were launched in March 2003. From April 2002 to March 2003, he was the vice president of sales for Cirilium, Inc., a pioneer in the emerging Voice over Internet Protocol industry. In this position, Mr. Pearce established corporate strategies, developed a new sales organization and created new distribution channels. Prior to his work with Cirilium, Mr. Pearce performed consulting services for an independent telephone company, Arrow Communications. From April 2002 to September 2002, Arrow enlisted Mr. Pearce's help with rolling out a technologically advanced group of wireless broadband products. From January 1999 to September 2002, Mr. Pearce was president of Spectracom, Inc., a telecommunications consulting company. During his tenure with Spectracom, Mr. Pearce led a network deployment of high-speed voice and data termination circuits. This network spanned the Far East and Latin America. From January 1996 until January of 1999, Mr. Pearce served as the vice president of sales for Teleflex, Inc., a telecommunications billing company. While at Teleflex, Mr. Pearce helped establish the company as a primary vendor for Siemens ICN. Before assuming roles with telecommunications companies, Mr. Pearce held positions within the financial industry. In 1987, he launched a broker/dealer firm through Bear Stearns. The firm became a key player in the consolidation of the cable television industry and was acquired in 1988. In 1980, Mr. Pearce began work for Prudential Securities as a stockbroker. Mr. Pearce completed his college education at Florida State University in 1975.

     John Dewey, age 54, is a member of the Board of Directors. Mr. Dewey has over 25 years of corporate technology experience. He has spent the majority of his career defining information technology strategy and enterprise architecture for large international corporations. Currently, Mr. Dewey is building a global architecture practice for NCR Teradata. When completed, the enterprise architecture will serve 1000 clients worldwide. In addition, Mr. Dewey develops business strategy, sales approaches and processes, and manages team staffing. He has been consulting for NCR Teradata from September 2003 to the present. Since January 2003, Mr. Dewey has also participated in various investment banking pr ojects. During this time, he formed Dewey Cubed, Inc., an investment and management company specializing in retail business acquisitions. From April 1996 to May 2003, Mr. Dewey was chief architect for Tanning Technology Corporation, a consulting company specializing in very large transaction processing systems and database systems. During his tenure with Tanning, Mr. Dewey defined business strategy, IT strategy and information systems architecture. In this role, Mr. Dewey managed sales, architecture and design efforts for multiple engagements with large international customers, including eBay, eTrade and Qwest. For eBay, Mr. Dewey led his team to develop the system architecture for a world-class global auction system. Mr. Dewey's team also developed and deployed the system architecture for eTrade's global customer support system. In addition, Mr. Dewey and his team developed a comprehensive customer support and call center system for Qwest. Prior to Tanning, Mr. Dewey worked for 12 years as a senior principal engineer at Harris Corporation. From April 1985 to April 1996, he led sales and development efforts for large commercial and government programs. Before joining Harris Corporation, Mr. Dewey was a senior consultant for Control Data Corporation. From December 1977 to April 1985, Mr. Dewey developed business and technology strategies for The Service Bureau Company, a division of Control Data. Prior to holding technical positions in the corporate environment, Mr. Dewey began his career in the military. From June 1971 to December 1977, Mr. Dewey was a captain and electronic warfare officer in the United States Air Force. Along with his extensive technical experience, Mr. Dewey also has a Bachelor of Science degree in electrical engineering from the University of Virginia. In addition, he has completed graduate studies in systems management at the University of Southern California and in business administration at the University of Utah.

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

Item 10 - Executive Compensation

EXECUTIVE COMPENSATION

Name and               Year     Annual         Annual      Annual       LT       LT       LTIP     All
Post                            Comp           Comp        Comp         Comp     Comp     Payouts  Other
                                Salary         Bonus       Other        Rest     Options            (1)
                                   (1)         ($)                      Stock
----------------------------------------------------------------------------------------------------------

Gerald C. Parker,     2001      $0
Chairman
                      2002      $0

                      2003      $0           $50,000 (2)

                       2004     $37,500 (3)

Michael Palandro,     2001      $0
President, CEO
and Director          2002      $0

                      2003      $40,000

                       2004     $30,000 (3)

Robert W. Pearce,     2001      $0
Secretary,
Treasurer and         2002      $0
Director
                      2003      $0

Edward Orlando,       2001      $16,308
Director
                      2002      $3,538

                      2003      $0

C. John Dewey,        2001      $0
Director
                      2002      $0

                      2003      $0

-------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Parker was paid a performance bonus in January 2004, which was accrued in December 2003.
(3) These amounts represent compensation paid from January 1, 2004 through March 31, 2004.

Stock Option Plans

     The Board of Directors agreed at the last Board meeting, held January 13, 2004, that they would create a stock incentive plan for certain of its employees to be administered at the discretion of the Board of Directors. As of the date of this filing, no formal plan has been adopted.

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


Name and Address of             Title of     Amount and Nature of     Percent of
Beneficial Owner                 Class        Beneficial Owner          Class
--------------------------------------------------------------------------------

Gerald C. Parker                 Common                 0(2)               0%(2)

Michael Palandro                 Common                 0                  0%

Robert W. Pearce                 Common                 0                  0%

Edward Orlando                   Common         3,000,000               11.8%

C. John Dewey                    Common                 0                  0%
------------------------------

All Executive Officers and       Common         3,000,000               11.8%
Directors as a Group
(Five (5) persons)

Royal Palm Capital Group, Inc.   Common        9,350,000(2)             30.8%(2)

St. James Investment Group, Inc. Common        1,410,000(2)              4.6%(2)
----------------------------------------------------

(1) The address for each of the above is c/o Bidville, Inc., 601 Cleveland Street, Suite 120, Clearwater, Florida 33755.

(2) Gerald C. Parker owns 54.75% of St. James Investment Group, Inc. and 51% of Royal Palm Capital Group, Inc. He may be deemed a "control person" of either St. James, Royal Palm or both. In the event Mr. Parker is deemed a control person in either of these entities, he may be deemed to beneficially own or control the shares of the Company owned by that entity.

Executive Employment Agreements

     We presently have employment agreements with our President and Chairman, Gerald C. Parker, and our Chief Executive Officer, Michael Palandro. Under the terms of their respective employment agreements, each will receive annual salaries in the following amounts: Mr. Parker - $150,000 and Mr. Palandro -
$120,000, for a period of three years from the date of their respective agreements. Compensation for their services also include stock options to purchase up to 1,000,000 and 2,010,000 shares of our common stock, respectively, at a price of $4.27 and $0.001 per share, respectively. These options vest in one-third increments on each anniversary date of the agreement, commencing on the 13th month of the employment agreement.

     In addition, if Bidville achieves certain revenue levels within approximately the first year of each agreement, we are obligated to pay bonuses to these officers. These bonuses range from $5,000 to $50,000, depending on the type of performance indicators, including membership enrollment, revenues, net income levels, financing and overall performance of the Company. Furthermore, if Mr. Parker is terminated without cause, the Company must pay him his then-applicable base compensation for a period of twelve (12) months from the date of such termination, if such termination occurs after the first twelve months of the employment agreement. Upon such an event, we would then be required to pay this amount in installments, in accordance with the Company's regular payroll practices. See "Employees and Consultants."

     The Company has no standard arrangement with regard to its directors receiving compensation for services on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings and other services performed for the Company.


Item 12 - Certain Relationships and Related Transactions

     Bidville and Dr. Edward Orlando, the Company's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

     As compensation under this Consulting Agreement, Dr. Orlando received certain property of the Company, including computer and other electronic equipment, as well as the forgiveness of certain funds advanced by the Company to Dr. Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control. Dr. Orlando will also be reimbursed for all reasonable out-of-pocket expenses incurred as a Director of the Company, so long as said expenses have prior written authorization of the Company's management.

     The Company entered into an Executive  Employment Agreement with Mr. Gerald
C. Parker, on January 12, 2004, under which Mr. Parker is to serve as the Company's President and Chairman of the Board for a period of three (3) years, through December 31, 2006. Under his agreement, Mr. Parker is entitled to an annual base salary of $150,000. In addition, Mr. Parker shall receive options to purchase up to 1,000,000 shares of Bidville common stock at 15% below the market price on the date of the agreement. On January 12, 2004, the date of the agreement, the price at close was $5.02. Accordingly, the exercise price of the 1,000,000 options is $4.27, or 15% below $5.02.

     As part of the agreement, Mr. Parker is also eligible to receive bonuses based on Bidville's performance between December 1, 2003 and November 30, 2004 in certain areas:

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

     In recognition of his efforts in assisting Bidville in raising $2,205,000 in private equity capital in December 2003, the Board of Directors voted to award Mr. Parker a performance bonus in the amount of $50,000, which was paid to him in January 2004.

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

2.4      [7]   Aquisition  Agreement  between  Bidville,  Inc.,  and 3 2 1 Play,
               Inc., dated March 24, 2004.

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

10.13    [7]   Executive  Employment  Agreement between Bidville Inc. and Gerald
               Parker dated January 12, 2004.

10.14    [7]   Consulting   Agreement   between   Bidville,   Inc.  and  Mirador
               Consulting, Inc. dated January 4, 2004.

10.15    [7]   Consulting  Agreement between Bidville,  Inc. and RMN Consulting,
               LLC dated February 19, 2004.

10.16    [7]   Consulting  Agreement  between Bidville,  Inc. and CEOcast,  Inc.
               dated January 29, 2004.

10.17    [7]   Consulting  Agreement between  Bidville,  Inc. and CRA Consulting dated March 17, 2004.

10.18     *    Consulting   Agreement  between   Bidville,   Inc.  and  National
               Securities Corporation dated September 1, 2003.

10.19     *    Financial  Advisory and Consulting  Agreement  between  Bidville,
               Inc. and National Securities Corporation dated December 12, 2003.

10.20     *    Consulting Agreement between Bidville,  Inc. and Empire Financial
               Group, Inc. dated March 31, 2004.

10.21     *    Advisory Agreement between Bidville, Inc. and Blackmor Group Inc.
               dated April 1, 2004.

10.22     *    Software Lease Agreement between Bidville,  Inc. and Thunderstone
               Software LLC dated April 6, 2004.

10.23     *    Agreement between Bidville, Inc. and EU-IR.com dated December 12,
               2003.

10.24     *    Consulting Agreement between NoBidding,  Inc./Bidville,  Inc. and
               EU-IR.com dated January 5, 2004.

10.25     *    Consulting Agreement between 321 Play Inc. and Mezhcorp, LLC Inc.
               dated March 24, 2004.

10.26     *    Executive  Employment  Agreement  between 321 Play Inc. and Alina
               Mezhbovski dated March 24, 2004.

31.1     *     Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.

31.2     *     Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.

32.1     *     Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

32.2     *     Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.
---------------------------------------------

*    Filed herewith.

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed September 6, 2000.
[2] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 18, 2000.
[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 5, 2001.
[4] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 2, 2001.
[5] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed April 28, 2003.
[6] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December 10, 2003.
[7] Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed April 2, 2004.

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

                                    Year Ended
                                   December 31,
                          -------------------------------------
                               2003                 2002
                          -------------------------------------
Audit Fees                   $22,660                $742
Audit-Related Fees                 -                   -
Tax Fees                           -                   -
All Other Fees                     -                   -

Total                        $22,660                $742
---------------------------------------------------------------

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

















                [Balance of this page intentionally left blank]

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

Date: April 30, 2004

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

Date: April 30, 2004

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

                        Letterhead of S. W. Hatfield, CPA


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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on March 6, 2004 (except for Note K as to which the date is March 24, 2004). Subsequent to the date of our Report, Management of the Company discovered that certain consulting contracts had the respective terms and conditions erroneously disclosed or that certain contracts not been disclosed. The results of these findings had no effect on the Company's financial statements. Accordingly, we withdraw our opinion dated March 6, 2004 (except for Note K as to which the date is March 24, 2004). No reliance should be placed on our opinion dated March 6, 2004 (except for Note K as to which the date is March 24, 2004)



                                                /s/ S. W. Hatfield, CPA
                                                -----------------------
                                                S. W. HATFIELD, CPA
Dallas, Texas
May 5, 2004

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                                           (post-acquisition)  (pre-acquisition)
                                                                December 31,       December 31,
                                                                    2003              2002
                                                            ------------------------------------
                   ASSETS
Current Assets
   Cash on hand and in bank                                  $  2,053,306       $        575
   Due from former officer                                              -              4,842
   Prepaid expenses                                                     -              1,800
                                                             ------------       ------------
     Total current assets                                       2,053,306              7,217
                                                             ------------       ------------
Property and equipment - at cost                                    7,500             77,269
   Less Accumulated depreciation                                   (1,665)          (53,938)
                                                             ------------       ------------
     Net property and equipment                                     5,835             23,331
                                                             ------------       ------------
Other Assets
   Domain name                                                      3,000              3,000
   Deposits and other                                               1,456              2,700
   Goodwill                                                       290,616                  -
                                                             ------------       ------------
       Total other assets                                         295,072              5,700
                                                             ------------       ------------
TOTAL ASSETS                                                 $  2,354,213       $     36,248
                                                             ============       ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $    334,472       $      1,813
   Due to controlling shareholder(s)                              102,398                  -
   Income taxes payable                                               240                790
                                                             ------------       ------------
     Total current liabilities                                    437,110              2,603
                                                             ------------       ------------
Long-term Liabilities
   Deferred tax liability                                               -              5,005
                                                             ------------       ------------
     Total liabilities                                            437,110              7,608
                                                             ------------       ------------
Commitments and contingencies

Stockholders' Equity
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                        -                  -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     29,770,007 and 25,360,007                                     29,770             25,360
   Additional paid-in capital                                  12,184,230            (24,360)
   Retained Earnings (Deficit)                                (10,296,897)            27,640
                                                             ------------       ------------
     Total stockholders' equity                                 1,917,103             28,640
                                                             ------------       ------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                    $  2,354,213       $     36,248
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

                                 NOBIDDING, INC.
                  (A wholly-owned subsidiary of Bidville, Inc.)

                                 BALANCE SHEETS
                        August 25, 2003 (pre-acquisition)
                     and August 26, 2003 (post-acquisition)

                                                         (pre-acquisition)   (post-acquisition)
                                                              August 25,          August 26,
                                                                 2003              2003
                                                          -------------------------------------
                   ASSETS
Current Assets
   Cash on hand and in bank                                  $        874       $        874
   Due from majority shareholder                                    4,841                  -
                                                             ------------       ------------
     Total current assets                                           5,715                874
                                                             ------------       ------------

Property and equipment - at cost                                   77,269              7,500
   Less Accumulated depreciation                                  (70,206)                 -
                                                             ------------       ------------
     Net property and equipment                                     7,063              7,500
                                                             ------------       ------------

Other Assets
   Domain name                                                      3,000              3,000
   Goodwill                                                             -            290,616
                                                             ------------       ------------
       Total other assets                                           3,000            293,616
                                                             ------------       ------------

TOTAL ASSETS                                                 $     15,778       $    301,990
                                                             ============       ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $      1,600       $      1,600
   Income taxes payable                                               240                240
                                                             ------------       ------------
     Total current liabilities                                      1,840              1,840
                                                             ------------       ------------

Long-term Liabilities
   Deferred tax liability                                           5,005                  -
                                                             ------------       ------------
     Total liabilities                                              6,845              1,840
                                                             ------------       ------------

Commitments and contingencies

Stockholders' Equity Common stock - no par value.
     100 shares authorized.
     100 shares issued and outstanding                              1,000            300,150
   Retained Earnings (Deficit)                                      7,933                  -
                                                             ------------       ------------
     Total stockholders' equity                                     8,933            300,150
                                                             ------------       ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                    $     15,778       $    301,990
                                                             ============       ============


The accompanying notes are an integral part of these financial statements.

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                   STATEMENTS OF OPERATIONS AND COMPREHENSIVE

    LOSS Period from August 26, 2003 to September 30, 2003 post-acquisition);
        Period from January 1, 2003 to August 25, 2003 (pre-acquisition);
                 Year ended December 31, 2002 (pre-acquisition)

                                                (post-acquisition)  (pre-acquisition)
                                                    Period from        Period from
                                                  August 26, 2003     January 1, 2003  (pre-acquisition)
                                                        to                  to             Year ended
                                                 December 31, 2003    August 25, 2003    December 31, 2002
                                                ----------------------------------------------------------
Revenues - net                                      $     15,604        $     30,023      $     38,083
Cost of Sales                                            (42,046)            (18,426)          (18,565)
                                                    ------------        ------------      ------------

Gross Profit                                             (26,442)             11,597            19,518
                                                    ------------        ------------      ------------
Operating Expenses
   Selling expenses                                        2,885                   -                 -
   General and administrative expenses
     Administrative compensation                          52,285                   -             3,837
     Professional fees                                   134,790               4,084             1,250
     Other operating expenses                             27,030              10,952            13,259
     Depreciation                                          1,665              16,268            25,458
     Compensation expense related to
       common stock issuances at less
       than "fair value"                              10,051,800                   -                 -
                                                    ------------        ------------      ------------
     Total operating expenses                         10,270,455              31,304            43,804
                                                    ------------        ------------      ------------
Loss from operations                                 (10,296,897)            (19,707)          (24,286)

Provision for income tax
   benefit (expense)                                           -                   -             6,970
                                                    ------------        ------------      ------------
Net Loss                                             (10,296,897)            (19,707)          (17,316)

Other comprehensive income                                     -                   -                 -
                                                    ------------        ------------      ------------
Comprehensive Loss                                  $(10,296,897)       $    (19,707)     $    (17,316)
                                                    ============        ============      ============
Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted               $      (0.40)                nil               nil
                                                    ============        ============      ============
Weighted-average number of shares
   of common stock outstanding                        25,487,404          25,360,007        25,360,007
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

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Periods ended December 31, 2003,
                     August 25, 2003 and December 31, 2002

                                                                    Additional
                                                     Common Stock    paid-in       Accumulated
                                         Shares        Amount        capital         deficit          Total
                                     -----------------------------------------------------------------------
Balances at
   January 1, 2002                      25,360,007  $     25,360  $    (24,360)  $    44,956  $     45,956

Net loss for the year                            -             -             -       (17,316)      (17,316)
                                      ------------  ------------  ------------  ------------  ------------
Balances at
   December 31, 2002                    25,360,007        25,360       (24,360)       27,640        28,640

Net loss for the period                          -             -             -       (19,707)      (19,707)
                                      ------------  ------------  ------------  ------------  ------------
Balances at
   August 25, 2003                      25,360,007        25,360       (24,360)        7,933         8,933

Effect of change in control
   of Bidville, Inc. on
   August 25, 2003 and
   reverse acquisition transaction
   on December 10, 2003                 20,000,000        20,000       306,135        (7,933)      318,202
Acquisition and retirement
   of treasury stock on
   December 10, 2003                   (20,000,000)      (20,000)      (30,000)            -       (50,000)
Capital contributed to
   support operations                            -             -        23,015             -        23,015
Sale of common stock
   pursuant to private
   placement memorandum                  4,410,000         4,410    12,252,390             -    12,256,800
   Less costs to obtain capital                  -             -      (342,950)            -      (342,950)

Net loss for the period                          -             -             -   (10,296,897)  (10,296,897)
                                      ------------  ------------  ------------  ------------  ------------
Balances at
   December 31, 2003                    29,770,007  $     29,770  $ 12,184,230  $(10,296,897) $  1,917,103
                                      ============  ============  ============  ============  ============




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

                                                (post-acquisition)  (pre-acquisition)
                                                    Period from        Period from
                                                  August 26, 2003     January 1, 2003   (pre-acquisition)
                                                        to                  to             Year ended
                                                 December 31, 2003    August 25, 2003    December 31, 2002
                                                ----------------------------------------------------------
Cash Flows from Operating Activities
  Net loss for the period                           $(10,296,897)       $    (19,707)     $    (17,316)
  Adjustments to reconcile net loss
   to net cash provided by operating activities
     Depreciation                                          1,665              16,268            25,458
   Compensation expense related to common
     stock issuances at less than "fair value"        10,051,800                   -                 -
     Deferred income taxes                                     -                   -            (7,520)
   (Increase) Decrease in
     Prepaid expenses                                          -               1,800              (900)
     Deposits and other assets                            (1,456)             (2,700)              (20)
   Increase (Decrease) in
     Accounts payable                                    121,150                (213)             (381)
     Income taxes payable                                      -                (550)              529
                                                    ------------        ------------      ------------
Net cash provided by (used in) operating activities     (123,738)             (5,102)             (150)
                                                    ------------        ------------      ------------
Cash Flows from Investing Activities
 Cash advanced (to) from former majority shareholder           -               5,401              (304)
 Purchase of property and equipment                            -                   -            (1,025)
                                                    ------------        ------------      ------------
Net cash used in investing activities                          -               5,401            (1,329)
                                                    ------------        ------------      ------------
Cash Flows from Financing Activities
   Cash from sale of common stock                      2,205,000                   -                 -
   Cash paid to acquire capital                         (131,228)                  -                 -
   Funds provided by majority shareholder                102,398                   -                 -
                                                    ------------        ------------      ------------
Net cash used in financing activities                  2,176,170                   -                 -
                                                    ------------        ------------      ------------

Increase (Decrease) in Cash                            2,052,432                 299            (1,479)
Cash at beginning of period                                  874                 575             2,054
                                                    ------------        ------------      ------------

Cash at end of period                               $  2,053,306        $        874      $        575
                                                    ============        ============      ============
Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                   $          -        $          -      $          -
                                                    ============        ============      ============
     Income taxes paid for the period               $          -        $          -      $         21
                                                    ============        ============      ============
Supplemental Disclosure of
   Non-cash investing and financing activities
     Amounts to be paid for capital placement
       accrued as a component of accounts payable   $    211,722        $          -      $          -
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

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long- term appreciation as well as short-term profits; and c) general asset management. Other general business services may be offered in the future; however, these plans and services have not been defined by management as of the date of these financial statements. There were no business transactions conducted by Lenders/Investors, Inc.

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

The Company originally had a February 28/29 year-end. As a result of the December 10, 2003 reverse acquisition transaction, the Company's Board of Directors changed Bidville's year-end to December 31 to correspond to the year end of it's newly acquired subsidiary, NoBidding, Inc. The Company and its subsidiaries follow the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

The accompanying consolidated financial statements contain the accounts of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) and its wholly-owned subsidiary, NoBidding, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".

NOTE C - CHANGE IN CONTROL AND GOODWILL

On August 25, 2003 (Closing Date), NoBidding, Inc. (NoBidding) experienced a change in control whereby 85 shares of the 100 shares of issued and outstanding stock (85.0%) of NoBidding was sold by the then sole shareholder, Dr. Edward Orlando (Seller), to Safety Harbor Capital Corporation LLC (a Florida limited liability company) and Royal Palm Capital Group, Inc. (a Florida corporation) (collectively Purchasers) for gross proceeds of $300,000. The purchase price was paid with cash in the amount of approximately $225,000 on or in advance of the Closing Date and a note payable to Dr. Orlando by Royal Palm Capital Group, Inc. in the amount of $75,000, bearing interest at 6.0% per annum which was paid in full, including accrued interest, on or before the original maturity date of February 21, 2004. The $75,000 note was secured by the 85 shares of stock purchased by Safety Harbor Capital Corporation LLC and Royal Palm Capital Group, Inc.

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

The goodwill developed in this transaction was pushed down to the NoBidding financial statements as follows:

        Cash paid                                       $225,000
        Note payable given and subsequently paid          75,000
                                                        --------
        Total purchase price                             300,000
                                                        --------
        Fair market value of assets purchased            (11,374)
        Fair market value of liabilities assumed           1,990
                                                        --------
                                                          (9,384)
        Goodwill incurred in the purchase               $290,616
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

2.   Revenue Recognition and Accounts receivable

     Through January 31, 2004, revenues resulted primarily from membership fees collected from sellers to list items on the Bidville website for sale in an auction and/or fixed price format. During those periods, Sellers paid membership fees in one of the following four ways, either:

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

     Bidville bills sellers for charges incurred in a particular month under one of the following two billing cycles:

          Cycle 1 - This is the billing cycle for sellers who registered with Bidville between the 1st and 14th of the month. Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period the charges were incurred. The seller's credit card is charged seven (7) days after the date of the e-mailed invoice.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   Revenue Recognition and Accounts receivable - continued

          Cycle 2 - This is the billing cycle for sellers who registered with Bidville between the 15th and 31st of the month. Any charges incurred by the seller ( i.e. aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 15th and the 19th of the subsequent billing period the charges were incurred. The sellers' credit card is charged seven (7) days after the date of the e-mailed invoice.

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

     Under the membership fee structure in place through January 31, 2004, revenues recognized in any given month consist primarily of cash amounts collected for membership fees for a particular month, with enhancement fees making up only a small portion of the actual cash revenues generated in that month. This is because, as previously mentioned, enhancement fees are first paid with any credits that may exist in a seller's account at the end of the billing period. The Company only receives cash from the seller for enhancement fees in instances where a seller (such as an active seller, for example) incurs a greater amount of enhancement fees in a single month than the amount of credit that seller has accumulated in their account up to such date. Consequently, only a small portion of the amount of enhancement fees charged per month generates actual cash income for the Company. A significant portion of the fees "paid" for enhancements are charged against credits granted to members as a part of their membership and included in their monthly membership fee, at no additional charge to the member.

     Revenue recognition will be much simpler now as the Company has phased out the membership fee and associated credit issuance formats, which terminated completely on April 30, 2004. The "old" revenue recognition format has been replaced with a new Final Success Fee (FSF) structure which became effective on February 1, 2004. Only sellers posting items for sale at auction and/or fixed price listings are subject to paying a FSF. Accordingly, the only fees charged are those which a seller has incurred either through the successful sale of a listed item (in the form of a FSF) or for choosing to utilize any of the optional item listing enhancement features offered by the Company.

     For registered sellers who were members before the implementation of our Final Success Fee structure on February 1, 2004, the last date on which membership fees will be collected from (and respective credits issued to) such grandfathered sellers is April 30, 2004. After such date, sellers will only be able to receive credits from the Company without actually paying for them will be under specific promotional programs the Company may implement for short periods of time, which will be geared towards increasing the number of registered users, at various times as determined by management. As mentioned previously, however, credits cannot be used against any Final Success Fees a seller may incur at any time. In addition, grandfathered members will not be required to pay Final Success Fees until August 1, 2004.

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

     The optional enhancements and the corresponding fee structure are as follows:

           Enhancement                    Fee
           ---------------           ------------
           Bold Face Title              $0.25
           Highlight                    $0.25
           Take It!                      FREE
           Gift Center Icon             $0.50
           Category Feature             $2.50
           Homepage Feature             $5.00
           Banner                       $0.25
           Photo Gallery                $0.10

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

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   Revenue Recognition and Accounts receivable - continued

     Payment of Fees

     Once a seller has verified their membership, the Company will have a valid credit card from that seller on file. This credit card will be used for routine payment of any optional fees the seller may have accumulated. We will send notification of any fees associated with the respective seller's account twice per month, depending on the seller's billing cycle, via email to the email address on file at the time. Between the 8th and 11th or the 22nd and 25th of each month, respectively, depending upon the seller's billing cycle, sellers' credit cards will be charged for any fees owed to the Company totaling $1.00 or more. If a seller owes the Company less than $1.00 at the end of any single billing cycle, the balance due will be carried over to the next billing cycle.

     Billing System

     Sellers are essentially divided into two billing cycles: Cycle 1- for sellers who registered with the Company between the 1st and 14th of any month, and Cycle 2 - for sellers who registered with the Company between the 15th and 31st of the month.

     Process for billing cycle 1 - Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period in the charges are incurred. The seller's credit card is charged 7 days after the date of the e-mailed invoice;

     Process for billing cycle 2 - Any charges incurred by the seller ( i.e. aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 15th and the 19th of the subsequent billing period the charges are incurred. The seller's credit card is charged 7 days after the date of the e-mailed invoice.

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and internationally, principally in Canada. As of January 31, 2004, approximately 1.00% of our revenues are attributable to transactions where a seller is located outside the United States. Of that 1.00%, almost 0.80% is made up of sellers located in Canada and the remaining 0.20% is generated from a fragmented seller base located in 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2003, August 25, 2003 and December 31, 2002, respectively:

                                (post-acquisition) (pre-acquisition)  (pre-acquisition)
                                 December 31,2003   August 25, 2003   December 31, 2002
                                 ------------------------------------------------------
Computer equipment                  $  7,500           $ 76,435            $ 76,435
Office equipment                           -                834                 834
                                       7,500             77,269              77,269
Less Accumulated depreciation         (1,665)           (70,206)            (53,938)

Net property and equipment          $  5,835           $  7,063            $ 23,331
                                    ========           ========            ========

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

                      (post-acquisition)  (pre-acquisition)
                          Period from        Period from
                        August 26, 2003     January 1, 2003  (pre-acquisition)
                              to                  to             Year ended
                       December 31, 2003    August 25, 2003    December 31, 2002
                      ----------------------------------------------------------
  Federal:
    Current                $     -              $     -           $     -
    Deferred                     -                    -            (6,215)
                                 -                    -            (6,215)
  State:
    Current                      -                    -               550
    Deferred                     -                    -            (1,305)
                                 -                    -              (755)
    Total                  $     -              $     -           $(6,970)
                           =======              =======           = =====

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

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES - Continued

                                (post-acquisition)  (pre-acquisition)
                                   Period from        Period from
                                August 26, 2003     January 1, 2003  (pre-acquisition)
                                       to                  to             Year ended
                                December 31, 2003    August 25, 2003    December 31, 2002
                                ----------------------------------------------------------
Statutory rate applied to
  loss before income taxes          $ (3,501,000)   $     (6,700)         $     (8,250)
Increase (decrease) in income
  taxes resulting from:
   State income taxes                          -               -                   550
   Deferred income taxes                       -               -                (7,520)
   Non-deductible compensation
     expense related to common
     stock issued at less than
     "fair value)                      3,418,000               -                     -
   Other, including reserve
     for deferred tax asset and
     effect of graduated tax
     brackets                             83,000           6,700                 8,250

         Total                      $          -    $          -          $     (6,970)
                                    ============    ============          ============

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003, August 25, 2003 and December 31, 2002, respectively:

                                        December 31,   August 25,   December 31,
                                           2003          2003            2002
Deferred tax assets
   Net operating loss carryforwards      $    83,000   $         -   $         -
     Less valuation allowance                (83,000)            -             -

       Net Deferred Tax Asset            $         -   $         -   $         -
                                         ===========   ===========   ===========
Deferred tax liability
     Differences in
       Accumulated Depreciation
         Federal                         $         -   $         -   $     3,990
         State                                     -             -         1,015

         Total                           $         -   $         -   $     5,005
                                         ===========   ===========   ===========

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

The Company paid the following fees and/or bonuses upon the conclusion of this offering:

     $143,325 to National Securities Corporation;
     $143,325 to EU-IR.com, an Austrian corporation, pursuant to an Agreement dated December 12, 2003; and
     $50,000 performance bonus to Gerald Parker, the Company's Chairman.

The Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003. As of May 5, 2004, the Company has not filed the contractually obligated Registration Statement.

NOTE J - STOCK WARRANTS

In conjunction with the December 2003 sale of an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to a Private Placement Memorandum, the Company issued, to the Purchasers of the Company's common stock, an aggregate 4,410,000 1/2 Warrants to purchase the Company's common stock at a price of $1.00 per share for each full Warrant.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - STOCK WARRANTS - Continued

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

                            Warrants       Warrants
                           originally   outstanding at
                             issued       December 31, 2003    Exercise price

12/03 PPM1/2Warrants        2,205,000       2,205,000          $1.00 per share
                            =========       =========


NOTE K - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company paid or accrued approximately $11,030 in professional fees to Gary Alexander, CPA, an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.

NOTE L - COMMITMENTS AND CONTINGENCIES

Leased office facilities

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

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

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

Software lease agreement

On April 6, 2004, the Company entered into a three-year lease agreement with Thunderstone Software LLC (Thunderstone), whereby the Company will lease the right to install and use certain of Thunderstone's computer software programs, which are an integral component of the Company's website's technological structure. The Company paid Thunderstone an initial lease payment of $25,363 at the inception of the lease and are required to make monthly payments of $2,900 on the first day of each calendar month beginning on the 1st day of the calendar month following execution of the Lease.

Future minimum lease payments due under this agreement are as follows:

               Year ending
               December 31              Amount

                  2004                $  48,563
                  2005                   34,800
                  2006                   34,800
                  2007                    8,700

                  Total               $ 126,863
                                      =========

Marketing agreement

On March 24, 2004, the Company entered into an agreement to be a participating sponsor of Major League Baseball's Tampa Bay Devil Rays (Devil Rays), who play in the Eastern Division of the American League. This agreement runs through December 31, 2004 and requires an annual sponsorship fee of $51,000. In addition to various signage at Tropicana Field, the Company will serve as the title sponsor of the"Bidville.com Saturday Night Silent Auction" to be held at every regularly scheduled Saturday night home game of the Devil Rays at Tropicana Field in Tampa Bay, Florida. The Company, on its website, will feature various items provided by the Devil Rays, including autographed memorabilia and VIP passes to certain games, to be auctioned throughout the 2004 Major League Baseball season. Per the Sponsorship Agreement, all of the proceeds from these specific auction items will be transferred to the Tampa Bay Devil Rays "Rays of Hope Foundation" charity.

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

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements

Edward Orlando - The Company and Edward Orlando (Orlando), NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Orlando will provide certain management consulting services to NoBidding and retain a position on the NoBidding Board of Directors for a one year period. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management. Upon completion of the December 3, 2003 transaction, Orlando was also named to the Board of Directors of the Company.

National Securities Corporation - On September 1, 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation (National) for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months. For such services, the Company is obligated to pay National $20,000 per month. However, in the event that the Company closes and debt or equity financing in which the net proceeds to the Company exceed $1,000,000; then within 20 days after the closing of such financing, the Company shall pay National all sums due under this Agreement. The December 2003 Private Placement Memorandum, as previously discussed, triggered the advance payment clause and the Company paid or accrued $143,325 in fees due to National as of December 31, 2003 under the terms of this agreement.

Additionally, on December 12, 2003, the Company entered into a separate agreement with both National and Royal Palm Capital Group, Inc. (Royal Palm), a Company shareholder and entity controlled by the Company's Chairman, wherein National will render consulting advice to the Company relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a one (1) year period, ending December 31, 2004. As compensation for these services, Royal Palm has agreed to sell National 3,966,700 shares of the Company's common stock owned by Royal Palm for a purchase price of $500.00.

Donald Lees or LeeWard Enterprises - On October 1, 2003, the Company entered into a Consulting Agreement with Donald Lees (or LeeWard Enterprises) of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party.

EU-IR.com - On December 13, 2003, the Company entered into a "Finders Fee Agreement" with EU-IR, an Austrian corporation located in Graf Austria, whereby EU-IR will act as a finder in locating and introducing various individuals and entities that may wish to participate in a private placement of the Company's debt or equity securities. For such services, EU-IR shall receive a fee equal to 6.5% of the value of the consideration paid for the equity or debt sale. Upon the closing of the Company's December 2003 Private Placement Memorandum, the Company paid or accrued $143,325 in fees due to EU-IR under the terms of this agreement.

On January 5, 2004, the Company entered into a consulting agreement with EU-IR.com, and Austrian corporation, for a term of one (1) year. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, the Company will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements - continued

Mirador Consulting, Inc. - On January 4, 2004, we executed a Consulting Agreement with Mirador Consulting, Inc., a Florida corporation (Mirador) of Boca Raton, Florida. This agreement is for a period of one (1) year and may be renewed upon the mutual written consent of all parties. Under the terms of the agreement, Mirador shall provide The Company with various corporate consulting services, including:

     a) provide the Company with corporate consulting services on a "best efforts" basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to corporate finance, corporate finance relations, introductions to other financial companies and other financial services;
     b) use its best efforts to locate and identify to the Company private and/or public companies for potential merger with or acquisition by the Company;
     c) contact the Company's existing shareholders, responding in a professional manner to their questions and following up as appropriate; and
     d) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community.

The Company will compensate Mirador as follows: 50,000 shares of restricted, unregistered common stock for $50.00, which was below the "fair value" of the Company's common stock at the agreement execution date. Accordingly, the Company will recognize a non-cash charge to operations for "compensation expense related to common stock issuances at less than "fair value" of approximately $124,950. Further, the Company is required to pay $5,000 cash per month; due and payable at execution for month 1 and on the 1st of each month for each successive month for the term of the contract.

CEOCast, Inc. - On January 29, 2004, the Company entered into a Consultant Agreement with CEOCast, Inc. of New York, New York to provide investor relation services. This agreement covers a one year period from January 29, 2004 through January 28, 2005. This agreement requires compensation as follows: $20,000 initial payment - 1st and last month; $10,000 per month on 29th of each month thereafter and the issuance of 32,000 shares of restricted, unregistered common stock at the inception of the agreement. These compensation shares have has registration rights after any secondary registration statement following the issuance of these shares goes effective. These rights are contractually defined as "not piggy back registration rights or demand registration rights". At the inception of this agreement, the closing price of the Company's common stock was $5.05 per share. The stock issued in this transaction will be valued at approximately $90,900.

RMN Consulting, Inc. - On February 17, 2004, the Company entered into a Consulting Agreement with RMN Consulting, LLC of Rumson New Jersey to "Have a marketing report written regarding BidVille, Inc. The distribution of this marketing report could allow potential investors to determine an investment valuation on the Company's stock. The Consultant's services will include Internet distribution, and company profiles on various websites." This agreement is for a period of six (6) months and requires compensation as follows: $10,000 cash for months 1 and 2 and the issuance of 50,000 warrants monthly for months 3-6, immediately exercisable with the exercise price being equal to 75.0% of closing quoted price of the Company's common stock on each respective month's issuance date. Further, the underlying shares to these warrants must be subject to a registration statement to be filed by the Company with the U. S. Securities and Exchange Commission.

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements - continued

Capital Resource Alliance, LLC -On March 11, 2004, the Company entered into a Consulting Agreement with Capital Resource Alliance, LLC of Atlanta, Georgia to "expend reasonable best efforts to assist the Company in enabling the common stock of the Company to be traded on the Frankfurt [Germany] Stock Exchange." This agreement is for an one year period and compensation is required as follows: 20,000 shares of restricted, unregistered common stock of the Company and cash compensation equal to $200,000, payable within 30 days of the date of this Agreement. The Company is obligated to register the 20,000 shares of common stock in the first Registration Statement filed by the Company with the U. S. Securities and Exchange Commission after the execution of this Agreement. However, if the Company determines that the prevailing market conditions do not make the sale of these shares feasible, in the sole opinion of the Company, then the number of shares to be registered in the Registration Statement shall be reduced. Capital Resource Alliance, LLC has also been issued warrants to purchase an additional 78,910 shares of restricted common stock of the Company. On April 19, 2004, the Company's common stock was approved for trading on the Frankfurt [Germany] Stock Exchange.

Empire Financial Group, Inc. - On March 31, 2004, the Company executed a Consulting Agreement with Empire Financial Group, Inc. (Empire) of Longwood, Florida. This agreement is for a term of 1 year and expires on March 31, 2005 and may not be terminated by the Company prior to the end of the specified twelve-month term. Empire is to act as a financial and investment banking advisor to the Company, to render advice and assistance with regard to strategic transactions, future debt or equity financings, market and industry awareness and to assist the Company in getting the Company's common stock listed on a national exchange by the 2004 year end. As compensation for such services, the Company paid Empire an engagement fee of $25,000 upon execution of this agreement, and $10,000 per month payable in advance beginning April 1, 2004 and each of the next eleven (11) months thereafter. The Company will also reimburse Empire on a monthly basis for any and all reasonable expenses incurred by Empire in the performance of its duties under this agreement.

Concurrent with the execution of this agreement, the Company is obligated to sell to Empire common stock purchase warrants, at a price of $.001 per warrant, to purchase 200,000 shares of the Company's common stock. Such warrants will expire five (5) years after issuance and will be exercisable at $3.00 per share. The warrants may be exercised as to all or a lesser number of shares and will contain provisions for registration of the resale of the underlying shares at the Company's expense, cashless exercise and for adjustment in the number of such shares and the exercise price to prevent dilution. As of the date of this filing, none of the warrants described herein have been sold to Empire.

In the event that a "Strategic Transaction" (as defined in the agreement) is consummated, other than a financing, the Company is obligated to pay Empire a "Transaction Fee" equal to a percentage of the amount of consideration paid in such transaction, in the following manner:

      Consideration Paid                      Transaction Fee
        in Transaction                 (Percentage of Consideration)

       Up to $2 million                             5.0%
    $2 million - $4 million                         4.0%
    $4 million - $6 million                         3.0%
    $6 million - $8 million                         2.0%
        Over $8 million                             1.0%

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements - continued

Empire Financial Group, Inc. - continued - The Transaction Fee is to be paid in cash at the closing of the transaction to which it relates and shall be payable whether or not such transaction involves stock, or a combination of stock and cash, or is made on the installment sale basis. In addition, if the Company shall, within twelve (12) months immediately following the termination of this agreement, consummate a transaction with any party introduced by Empire to the Company prior to such termination, or with any party which was a party to a transaction or prospective transaction as to which Empire rendered services under the agreement, we shall be required to pay Empire a Transaction Fee with respect to such transaction in accordance with the table above.

If the Company enters into a "financing" transaction subject to this agreement, Empire is to receive a cash fee at the closing of the financing in an amount to be agreed upon prior to such closing. In the event that the parties cannot agree on such a fee, the fee shall be ten percent (10%) of the gross proceeds of such financing. Additionally, this agreement contains a non-circumvent provision whereby the Company agrees that for a period of three (3) years from the execution date, the Company will not solicit any offer to buy from or sell to any person introduced to the Company by Empire, directly or indirectly, any of the Company's equity or debt securities. Should the Company, or it's representatives, violate this provision, the Company is required to pay Empire an amount equal to ten percent (10%) of the aggregate purchase price of the securities purchased by such person.

Blackmor Group, Inc. - On April 1, 2004, the Company executed an Advisory Agreement with the Blackmor Group, Inc. (Blackmor) for an initial term of 1 year, which will be automatically extended on an annual basis for additional 1 year terms unless Blackmor or the Company serves written notice of termination on the other party at least thirty (30) days prior to the end of the applicable term. Under the terms of this Agreement, Blackmor shall assist the Company in:
1) effecting its purchase of businesses and assets relative to its business and growth strategy, 2) resolution of outstanding debt and obligations of the Company, 3) preparation of registration statements, and 4) introducing the Company to brokers and dealers, potential investors, public relations firms and consultants and others that may assist the Company in its plans and future development. These services are to be provided on a "best efforts" basis provided, however, that these services shall expressly exclude all legal advice, accounting services or other services which require licenses or certification which Blackmor may not have at such time. The Company has agreed to issue 75,000 shares of unregistered, restricted common stock and 100,000 warrants to purchase an equivalent number of shares of the Company's unregistered, restricted common stock at an exercise price of $2.00 per share, with the warrants expiring 2 years from the issue date as compensation on this agreement.

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

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Employment Agreements - continued

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

                          BIDVILLE, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE M - SUBSEQUENT EVENTS

321 Play, Inc. acquisition

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

Consulting Agreements

As listed in detail in Note K - Commitments and Contingencies, the Company has entered into various consulting contracts subsequent to December 31, 2003.






                (Remainder of this page left blank intentionally)