Form 10QSB
period 2004-03-31
BIDVILLE INC
filed 2004-05-25
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 21, 2004: 30,852,007


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                                 BIDVILLE, INC.

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        27

  Item 3   Controls and Procedures                                          29

Part II - Other Information

  Item 1   Legal Proceedings                                                30

  Item 2   Changes in Securities                                            30

  Item 3   Defaults Upon Senior Securities                                  31

  Item 4   Submission of Matters to a Vote of Security Holders              31

  Item 5   Other Information                                                31

  Item 6   Exhibits and Reports on Form 8-K                                 31


Signatures                                                                  32

                                     Part I
Item 1 - Financial Statements


                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2004 and 2003

                                   (Unaudited)
                                                                                (post-acquisition)(pre-acquisition)
                                                                                     March 31,           March 31,
                                                                                         2004              2003
                                                                                ------------------------------------
                                                       ASSETS
Current Assets
   Cash on hand and in bank                                                         $  1,088,882        $          -
   Accounts receivable - trade                                                            2,898
   Due from former officer                                                                    -                4,842
   Prepaid expenses                                                                      939,967               1,800
                                                                                    ------------        ------------

     Total current assets                                                              2,031,747               6,642
                                                                                    ------------        ------------


Property and equipment - at cost                                                          86,176              77,269
   Less Accumulated depreciation                                                          (8,411)            (58,887)
                                                                                    ------------        ------------

     Net property and equipment                                                           77,765              18,382
                                                                                    ------------        ------------


Other Assets
   Domain name                                                                             3,000               3,000
   Deposits and other                                                                      1,456               2,700
   Goodwill                                                                              630,651                   -
                                                                                    ------------        ------------

       Total other assets                                                                635,107               5,700
                                                                                    ------------        ------------


TOTAL ASSETS                                                                        $  2,744,619        $     30,724
                                                                                    ============        ============

                                  - Continued -

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             March 31, 2004 and 2003

                                   (Unaudited)
                                                                                (post-acquisition)(pre-acquisition)
                                                                                     March 31,           March 31,
                                                                                         2004              2003
                                                                                ------------------------------------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                                         $     46,734        $      1,819
   Other accrued liabilities                                                               1,613                 240
   Due to controlling shareholder(s)                                                      29,101                   -
                                                                                    ------------        ------------

     Total current liabilities                                                            77,448               2,059
                                                                                    ------------        ------------


Long-term Liabilities
   Deferred tax liability                                                                      -               5,005
                                                                                    ------------        ------------

     Total liabilities                                                                    77,448               7,064
                                                                                    ------------        ------------


Commitments and contingencies


Stockholders' Equity
   Preferred stock - $0.001 par value
     50,000,000 shares authorized.
     None issued and outstanding                                                              -                    -
   Common stock - $0.001 par value.
     200,000,000 shares authorized.
     30,852,007 and 25,360,007 issued and outstanding, respectively                       30,852              25,360
   Additional paid-in capital                                                         13,589,108             (24,360)
   Retained Earnings (Deficit)                                                       (10,952,789)             22,660
                                                                                    ------------        ------------

     Total stockholders' equity                                                        2,667,171              23,660
                                                                                    ------------        ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  2,744,619        $     30,724
                                                                                    ============        ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)
                                                                                (post-acquisition)  (pre-acquisition)
                                                                                  Three months        Three months
                                                                                     ended               ended
                                                                                    March 31,           March 31,
                                                                                      2004                2003
                                                                                ------------------------------------
Revenues
   Membership fees and charges - net                                                $     18,551        $     11,910
   Merchandise sales - net                                                                45,491                   -
                                                                                    ------------        ------------
     Total revenues - net                                                                 64,042              11,910
                                                                                    ------------        ------------

Cost of Sales
   Auction site costs                                                                     72,849               6,990
   Merchandise purchases                                                                  24,056                   -
   Depreciation                                                                            6,746               4,950
                                                                                    ------------        ------------
     Total cost of sales                                                                 103,651              11,940
                                                                                    ------------        ------------

Gross Profit                                                                             (39,609)                (30)
                                                                                    ------------        ------------

Operating Expenses
   Selling expenses                                                                      134,282                   -
   General and administrative expenses
     Administrative compensation                                                          72,922                   -
     Professional fees                                                                   362,400               1,637
     Other operating expenses                                                             46,679               3,313
                                                                                    ------------        ------------
     Total operating expenses                                                            616,283               4,950
                                                                                    ------------        ------------

Loss from operations                                                                     (655,892)           (4,980)

Provision for income tax benefit (expense)                                                      -                 -
                                                                                    -------------       -----------

Net Loss                                                                                 (655,892)           (4,980)

Other comprehensive income                                                                      -                 -
                                                                                    -------------       -----------

Comprehensive Loss                                                                  $    (655,892)      $    (4,990)
                                                                                    =============       ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                                               $       (0.02)              nil
                                                                                    =============       ===========

Weighted-average number of shares
   of common stock outstanding                                                         30,120,732        25,360,007
                                                                                    =============       ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three months ended March 31,2004
                     Years ended December 31, 2003 and 2002

                                   (Unaudited)

                                                                    Additional
                                                   Common Stock     paid-in        Accumulated
                                         Shares      Amount         capital           deficit          Total
                                     -------------------------------------------------------------------------
Balances at
   January 1, 2002                    25,360,007     $   25,360    $     (24,360)   $    44,956     $ 45,956

Net loss for the year                          -              -                -        (17,316)      (17,316)
                                      ----------    -----------    --------------    -----------     ---------

Balances at
   December 31, 2002                  25,360,007         25,360          (24,360)        27,640        28,640

Net loss for the period                        -              -                -        (19,707)      (19,707)
                                      ----------    -----------    -------------    -----------     ---------

Balances at
   August 25, 2003                    25,360,007         25,360          (24,360)         7,933         8,933

Effect of change in control
   of Bidville, Inc. on
   August 25, 2003 and
   reverse acquisition transaction
   on December 10, 2003               20,000,000         20,000          306,135         (7,933)      318,202
Acquisition and retirement
   of treasury stock on
   December 10, 2003                 (20,000,000)       (20,000)         (30,000)             -       (50,000)
Capital contributed to
   support operations                          -              -           23,015              -        23,015
Sale of common stock
   pursuant to private
   placement memorandum                4,410,000          4,410       12,252,390              -    12,256,800
   Less costs to obtain capital                -              -         (342,950)             -      (342,950)

Net loss for the period                        -              -                -    (10,296,897)  (10,296,897)
                                      ----------    -----------    -------------    -----------     ---------

Balances at
   December 31, 2003                  29,770 007         29,770       12,184,230   (10,296,897)    1,917,103

Issuance of common stock for
   Consulting fees                       582,000            582        1,055,378             -     1,055,960
   Acquisition of 321 Play, Inc.         500,000            500          349,500             -       350,000

Net loss for the period                        -              -                -     (655,892)      (655,892)
                                      ----------    -----------    -------------   -----------     ---------

Balances at
   March 31, 2004                     30,852,007    $    30,852    $   13,589,108  $(10,952,789)   $2,667,171
                                      ----------    -----------    --------------   -----------     ---------


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)
                                                                                (post-acquisition)  (pre-acquisition)
                                                                                  Three months        Three months
                                                                                     ended               ended
                                                                                    March 31,           March 31,
                                                                                      2004                2003
                                                                                ------------------------------------
Cash Flows from Operating Activities
   Net loss for the period                                                       $   (655,892)         $   (4,980)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                                                     6,746               4,950
       Amortization of consulting fees paid with common stock                         115,993
     (Increase) Decrease in
       Accounts receivable - trade                                                     (2,898)                  -
     Increase (Decrease) in
       Accounts payable and other accrued liabilities                                (308,252)               (545)
                                                                                 ------------        ------------
Net cash provided by (used in) operating activities                                  (844,303)               (575)
                                                                                 ------------        ------------
Cash Flows from Investing Activities
   Cash acquired in acquisition of 321Play, Inc.                                       21,636                   -
   Purchase of property and equipment                                                 (68,460)                  -
                                                                                 ------------        ------------
Net cash used in investing activities                                                 (46,824)                  -
                                                                                 ------------        ------------

Cash Flows from Financing Activities                                                        -                   -
   Repayments of advances from majority shareholder(s)                                (73,297)                  -
                                                                                 ------------        ------------
Net cash used in financing activities                                                 (73,297)                  -
                                                                                 ------------        ------------

Increase (Decrease) in Cash                                                          (964,424)               (575)
Cash at beginning of period                                                         2,053,306                 575
                                                                                 ------------        ------------
Cash at end of period                                                            $  1,088,882        $          -
                                                                                 ============        ============
Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                                                $          -        $          -
                                                                                 ============        ============
     Income taxes paid for the period                                            $          -        $        550
                                                                                 ============        ============

Supplemental Disclosure of
   Non-cash investing and financing activities
     Common stock issued in payment
       of prepaid consulting fees                                                $  1,055,960        $          -
                                                                                 ============        ============
     Common stock issued to acquire 321Play, Inc.                                $    350,000        $          -
                                                                                 ============        ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for it's wholly-owned subsidiaries, NoBidding, Inc. and 321Play, Inc.

NoBidding, Inc.(NoBidding) was incorporated on April 19, 1999, pursuant to the laws of the State of New Jersey. NoBidding provides an online website-based auction venue for third party buyers and sellers under the assumed name of "Bidville.com".

321Play, Inc. (321Play) was incorporated on August 22, 2003 in accordance with the laws of the State of New York. 321Play is a reseller of discounted sports merchandise through the NoBidding auction website and other unaffiliated websites.


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The acquisition of NoBidding, Inc. (NoBidding), on December 10, 2003, by Bidville effected a change in control and was accounted for as a "reverse acquisition" whereby NoBidding was the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the December 10, 2003, the financial statements of the Company reflect the historical financial statements of NoBidding subsequent to an August 25, 2003 change in control transaction and the operations of Bidville subsequent to the December 10, 2003 transaction.

The Company originally had a February 28/29 year-end. As a result of the December 10, 2003 reverse acquisition transaction, the Company's Board of Directors changed Bidville's year-end to December 31 to correspond to the year end of it's then-newly acquired subsidiary, NoBidding, Inc. The Company and its subsidiaries follow the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements contain the accounts of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) and its wholly-owned subsidiaries - NoBidding, Inc. and 321Play, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)



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

The goodwill developed in this transaction was pushed down to the NoBidding financial statements as follows:

      Cash paid                                                    $225,000
      Note payable given and subsequently paid                       75,000
                                                                   --------
      Total purchase price                                          300,000
                                                                   --------

      Fair market value of assets purchased                          (11,374)
      Fair market value of liabilities assumed                        1,990
                                                                   --------
                                                                     (9,384)
                                                                   --------
      Goodwill incurred in the purchase                            $290,616
                                                                   ========

NOTE D - ACQUISITION OF 321PLAY, INC.

On March 24, 2004, the Company entered into an Acquisition Agreement with 321 Play, Inc. (a privately-owned New York corporation). Pursuant to the agreement, the Company exchanged 500,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of 321 Play, Inc.

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

The Company used the purchase method of accounting for the acquisition of 321Play, Inc.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)


NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - ACQUISITION OF 321PLAY, INC. - CONTINUED

The goodwill developed in this transaction was pushed down to the 321Play financial statements as follows:

     Cash paid                                              $            -
     Note payable given and subsequently paid                      350,000
                                                                   --------
     Total purchase price                                          350,000
                                                                   --------

     Fair market value of assets purchased                          (32,211)
     Fair market value of liabilities assumed                       22,246
                                                                   --------
                                                                     (9,965)
                                                                   --------
     Goodwill incurred in the purchase                            $340,035
                                                                  =========

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.   Revenue Recognition and Accounts receivable - continued

     Effective February 1, 2004, in accordance with our marketing and advertising plans, the Company changed its fee structure from Membership Fees to Final Success Fees ("FSF"). FSF are charged to sellers only when the items they list on the Bidville.com website are successfully sold. The FSF structure is currently as follows:

       Final Sale Price                        Final Success Fee
       $0.01-$25.00                        5% of the final sale price
       $25.01-$1000.00       $1.25 + 2.5% of final sale price amount over $25.00
       Over $1000.00                     $25.63 + 1% of final sale price amount
                                                  over $1000.00

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

           Enhancement                    Fee
        -----------------------------------------
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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     Although the Company maintains a valid credit card number for all users of the Company's service, credit risk exists at any given time as a credit card number on file may be denied usage due to the user's account status, which is out of the control of the Company. Accordingly, in the normal course of business, the Company extends unsecured credit to virtually all of its users which are located throughout the United States and internationally, principally in Canada. As of January 31, 2004, approximately 1.00% of our revenues are attributable to transactions where a seller is located outside the United States. Of that 1.00%, almost 0.80% is made up of sellers located in Canada and the remaining 0.20% is generated from a fragmented seller base located in 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.   Property and Equipment

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to five years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

4.   Intangible Assets

     Monies paid for acquisition of the Company's website domain name, approximately $3,000, was capitalized as a component of Other Assets on the Company's balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the quarters ended March 31, 2004 and 2003, no charges to operations were made for impairments in the future benefit of this domain name.

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

     As of March 31, 2004, no charges to operations have been made for impairments in the future benefit of goodwill.

6.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004, the Company's outstanding warrants are considered antidilutive due to the Company's net operating loss position. As of March 31, 2003, the Company's has no issued and outstanding warrants, options and/or convertible debt.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - ADVANCES DUE FROM OFFICER

Through August 25, 2003, the Company advanced approximately $4,841 to the Company's former sole shareholder and executive officer. This amount was non-interest bearing and is unsecured. The advance was transferred back to the former sole shareholder and executive officer as of the change in control on August 25, 2003.


NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2004 and 2003, respectively:

                                                 March 31,           March 31,
                                                   2004                 2003
                                                -------------------------------
     Computer equipment                            $85,115            $77,269
     Office equipment                                1,061                  -
                                                  --------            -------
                                                    86,176             77,269
     Less Accumulated depreciation                  (8,411)           (58,887)
                                                  --------            -------
     Net property and equipment                    $77,765            $18,382
                                                  ========            =======

The Company depreciates all computer equipment using the straight-line method and a three (3) year life and depreciates all office equipment using the straight-line method and a five (5) year life.

For the three months ended March 31, 2004 and 2003, respectively, depreciation expense was approximately $6,746 and $4,950.


NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the three months ended March 31, 2004 and 2003, respectively, are as follows:

                                      (post-acquisition)  (pre-acquisition)
                                         Three months        Three months
                                             ended              ended
                                           March 31,           March 31,
                                             2004               2003
                                        -----------------------------------
       Federal:
         Current                          $     -             $     -
                                          -------             -------
         Deferred                               -                   -
                                          -------             -------
                                                -                   -
       State:
         Current                                -                   -
                                          -------             -------
         Deferred                               -                   -
                                          -------             -------
         Total                            $     -             $     -
                                          =======             =======

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - INCOME TAXES - CONTINUED

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

The Company's income tax expense (benefit) for the three months ended March 31, 2004 and 2003, respectively, differed from the statutory rate of 34% as noted below:

                                      (post-acquisition)  (pre-acquisition)
                                         Three months        Three months
                                             ended              ended
                                           March 31,           March 31,
                                             2004               2003
                                        -----------------------------------
Statutory rate applied to loss before
  income taxes                            $ (223,000)         $ (1,700)
Increase (decrease) in
   income taxes resulting from:
     State income taxes                            -                 -
     Deferred income taxes                         -                 -
     Other, including reserve for
   deferred tax asset and
   effect of graduated tax brackets          223,000             1,700
                                          ----------          --------
         Total                            $        -          $      -

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                  March 31,           March 31,
                                                     2004                2003
                                                 ------------------------------
Deferred tax assets
   Net operating loss carryforwards                $83,000             $     -
     Less valuation allowance                      (83,000)                  -
                                                   -------             -------
       Net Deferred Tax Asset                      $     -             $     -
                                                   =======             =======
Deferred tax liability
     Differences in
       Accumulated Depreciation
         Federal                                   $     -              $5,005
         State                                           -                   -
                                                   -------             -------
         Total                                     $     -              $5,005
                                                   =======             =======

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - COMMON STOCK TRANSACTIONS

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

     $14O,000 to National Securities Corporation;

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

On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract at an agreed-upon value of $50.00. This agreed-upon value was below the discounted closing price of the Company's common stock on the transaction date. Accordingly, the Company recognized a charge for "compensation expense related to common stock issuances at less than "fair value". This charge was capitalized as a component of the prepaid consulting fees and will be amortized to operations as a component of consulting fees expense over the life of the underlying contract.

On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. These shares were valued at approximately $80,928, which was equal to or in excess of the discounted closing price of the Company's common stock on the date of this transaction.

On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to John Mattera as compensation for a 1 year consulting contract. These shares were valued at approximately $350,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the date of this transaction.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - STOCK WARRANTS

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

                            Warrants            Warrants
                           originally        outstanding at
                             issued         December 31, 2003   Exercise price
                           ----------       -----------------   ---------------
12/03 PPM1/2Warrants       2,205,000           2,205,000        $1.00 per share


NOTE L - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company paid or accrued approximately $11,000 in professional fees to Gary Alexander, CPA, an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.

During the three months ended March 31,2003, the Company paid or accrued approximately $16,300 in professional fees to Gary Alexander, CPA, an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.


NOTE M - COMMITMENTS AND CONTINGENCIES

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

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

Future minimum lease payments due under this agreement are as follows:

                  Year ending
                 December 31            Amount

                     2004                $  48,563
                     2005                   34,800
                     2006                   34,800
                     2007                    8,700
                                         ---------
                     Total               $ 126,863

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

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

National Securities Corporation - On September 1, 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation (National) for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months. For such services, the Company is obligated to pay National $20,000 per month. However, in the event that the Company closes and debt or equity financing in which the net proceeds to the Company exceed $1,000,000; then within 20 days after the closing of such financing, the Company shall pay National all sums due under this Agreement. The December 2003 Private Placement Memorandum, as previously discussed, triggered the advance payment clause and the Company paid or accrued $140,000 in fees due to National as of December 31, 2003 under the terms of this agreement.

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

Donald Lees or LeeWard Enterprises - On October 1, 2003, the Company entered into a Consulting Agreement with Donald Lees (or LeeWard Enterprises) of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party. Through March 31, 2004, the Company has paid or accrued approximately $15,000 on this contract.

EU-IR.com - On December 13, 2003, the Company entered into a "Finders Fee Agreement" with EU-IR, an Austrian corporation located in Graf Austria, whereby EU-IR will act as a finder in locating and introducing various individuals and entities that may wish to participate in a private placement of the Company's debt or equity securities. For such services, EU-IR shall receive a fee equal to 6.5% of the value of the consideration paid for the equity or debt sale. Upon the closing of the Company's December 2003 Private Placement Memorandum, the Company paid or accrued $143,325 in fees due to EU-IR under the terms of this agreement. As of March 31, 2004, the $143,325 has been paid by the Company.

On January 5, 2004, the Company entered into a consulting agreement with EU-IR.com, and Austrian corporation, for a term of one (1) year. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, the Company will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month. As of March 31, 2004, the Company has paid or accrued approximately $22,500 on this contract.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

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

The Company will compensate Mirador as follows: 50,000 shares of restricted, unregistered common stock for $50.00, which was below the "fair value" of the Company's common stock at the agreement execution date. Accordingly, the Company will recognize a non-cash charge to operations for "compensation expense related to common stock issuances at less than "fair value" of approximately $124,950. Further, the Company is required to pay $5,000 cash per month; due and payable at execution for month 1 and on the 1st of each month for each successive month for the term of the contract. As of March 31, 2004, the Company has issued the 50,000 shares of restricted, unregistered common stock and has paid or accrued approximately $15,000 on this contract.

CEOCast, Inc. - On January 29, 2004, the Company entered into a Consultant Agreement with CEOCast, Inc. of New York, New York to provide investor relation services. This agreement covers a one year period from January 29, 2004 through January 28, 2005. This agreement requires compensation as follows: $20,000 initial payment - 1st and last month; $10,000 per month on 29th of each month thereafter and the issuance of 32,000 shares of restricted, unregistered common stock at the inception of the agreement. These compensation shares have has registration rights after any secondary registration statement following the issuance of these shares goes effective. These rights are contractually defined as "not piggy back registration rights or demand registration rights". At the inception of this agreement, the closing price of the Company's common stock was $5.05 per share. The stock issued in this transaction was valued at approximately $80,960. Further, the Company has paid or accrued approximately $40,186 in fees and reimbursable expenses on this contract.

RMN Consulting, Inc. - On February 17, 2004, the Company entered into a Consulting Agreement with RMN Consulting, LLC of Rumson New Jersey to "Have a marketing report written regarding BidVille, Inc. The distribution of this marketing report could allow potential investors to determine an investment valuation on the Company's stock. The Consultant's services will include Internet distribution, and company profiles on various websites." This agreement is for a period of six (6) months and requires compensation as follows: $10,000 cash for months 1 and 2 and the issuance of 50,000 warrants monthly for months 3-6, immediately exercisable with the exercise price being equal to 75.0% of closing quoted price of the Company's common stock on each respective month's issuance date. Further, the underlying shares to these warrants must be subject to a registration statement to be filed by the Company with the U. S. Securities and Exchange Commission. As of March 31, 2004, the Company has paid or accrued approximately $10,000 on this contract.

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements - continued

John Mattera - On February 18, 2004, the Company entered into a Consultant Agreement with John Mattera of West Palm Beach, Florida to "act generally as a professional business advisor, generally advising the Company as to possible options available to the Company in general sales and marketing, special situations that may arise in the normal course of business and the raising of monies as well as introductions to the brokerage community.: This agreement is for a period of one (1) year and requires compensation in the form of 500,000 shares of restricted, unregistered common stock upon the date of execution. Further, the 500,000 shares of restricted, unregistered common stock are required to be included in a Registration Statement deemed effective on or before February 18, 2005. As of March 31, 2004, the Company has issued the required 500,000 shares of common stock, valued at approximately $850,000, in satisfaction of the compensation requirements of this contract.

Capital Resource Alliance, LLC -On March 11, 2004, the Company entered into a Consulting Agreement with Capital Resource Alliance, LLC of Atlanta, Georgia to "expend reasonable best efforts to assist the Company in enabling the common stock of the Company to be traded on the Frankfurt [Germany] Stock Exchange." On April 19, 2004, the Company's common stock was approved for trading on the Frankfurt [Germany] Stock Exchange. On May 12, 2004, the Company and Capital Resource Alliance, LLC modified and rescinded the original contract whereby all obligations of the Company were settled for a single payment of approximately $35,000.

Empire Financial Group, Inc. - On March 31, 2004, the Company executed a Consulting Agreement with Empire Financial Group, Inc. (Empire) of Longwood, Florida. This agreement is for a term of 1 year and expires on March 31, 2005 and may not be terminated by the Company prior to the end of the specified twelve-month term. Empire is to act as a financial and investment banking advisor to the Company, to render advice and assistance with regard to strategic transactions, future debt or equity financings, market and industry awareness and to assist the Company in getting the Company's common stock listed on a national exchange by the 2004 year end. As compensation for such services, the Company paid Empire an engagement fee of $25,000 upon execution of this agreement, and $10,000 per month payable in advance beginning April 1, 2004 and each of the next eleven (11) months thereafter. The Company will also reimburse Empire on a monthly basis for any and all reasonable expenses incurred by Empire in the performance of its duties under this agreement. As of March 31, 2004, the Company has paid or accrued the $25,000 engagement fee due under this contract.

Concurrent with the execution of this agreement, the Company is obligated to sell to Empire common stock purchase warrants, at a price of $.001 per warrant, to purchase 200,000 shares of the Company's common stock. Such warrants will expire five (5) years after issuance and will be exercisable at $3.00 per share. The warrants may be exercised as to all or a lesser number of shares and will contain provisions for registration of the resale of the underlying shares at the Company's expense, cashless exercise and for adjustment in the number of such shares and the exercise price to prevent dilution. As of March 31, 2004, and subsequent thereto, none of the warrants described herein have been sold to Empire.

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

Consulting Agreements - continued

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

Mezhcorp, LLC - On March 24, 2004, concurrent with the acquisition of 321Play, Inc., the Company executed a Consulting Agreement with Mezhcorp, LLC (Mezhcorp) for a term of three (3) years, through March 31, 2007. Mezhcorp is engaged as a Consultant and "shall serve as Consultant and perform all duties and accept all responsibilities incidental to such positions." Under this agreement, Mezhcorp is entitled to annual base compensation of $100,000. Further, Mezhcorp is eligible to participate in any stock option incentive plans that may be established by either the Bidville or 321Play Boards of Directors. Additionally, Mezhcorp is eligible for a bonus of $100,000 per annum for each $5,000,000 in annual revenue generated by 321Play, not to exceed a total bonus of $300,000.

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

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

                         BIDVILLE, INC. AND SUBSIDIARIES
               (formerly American Recreational Enterprises, Inc.)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

Employment Agreements - continued

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

On March 24, 2004, concurrent with the acquisition of 321Play, Inc, 321Play, Inc. entered into an Executive Employment Agreement with Ms. Alina Mezhbovski (Mezhbovski) under with Mezhbovski will serve as 321Play's Chief Executive Officer for a period of three (3) years, through March 31, 2007. Under this agreement, Mezhbovski is entitled to an annual base salary of $100,000. Further, Mezhbovski is eligible to participate in any stock option incentive plans that may be established by either the Bidville or 321Play Boards of Directors. Additionally, Mezhbovski is eligible for a bonus of $100,000 per annum for each $5,000,000 in annual revenue generated by 321Play, not to exceed a total bonus of $300,000.


NOTE N - SUBSEQUENT EVENTS

Consulting Agreements

As listed in detail in Note K - Commitments and Contingencies, the Company has entered into various consulting contracts subsequent to March 31, 2004.






                (Remainder of this page left blank intentionally)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(2)  General

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for it's wholly-owned subsidiaries, NoBidding, Inc. and 321Play, Inc.

NoBidding, Inc.(NoBidding) was incorporated on April 19, 1999, pursuant to the laws of the State of New Jersey. NoBidding provides an online website-based auction venue for third party buyers and sellers under the assumed name of "Bidville.com".

321Play, Inc. (321Play) was incorporated on August 22, 2003, pursuant to the laws of the State of New York. 321Play is a reseller of discounted sports merchandise through the NoBidding auction website and other unaffiliated websites.

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

(3)  Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2004 and 2003

The three months ended March 31, 2003 found the entity in a transitional period due to the lack of attention caused by medical school time demands on its then-controlling shareholder, Dr. Edward Orlando. Accordingly, the financial results for the three months ended March 31, 2003 are not necessarily comparative to the Company's current operating trends.

For the three months ended March 31, 2004, the Company recognized revenues from two primary sources: 1) membership fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the www.bidville.com auction website and 2) through merchandise sales through the Company's 321Play, Inc. subsidiary. In this period, the net revenues from each source were approximately $18,600 and $45,500, respectively. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $33,400. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at March 31, 2004, and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. The Company's 321Play subsidiary has a limited operating history from its inception in August 2003. Further, the Company accounted for the acquisition of 321Play using the purchase method of accounting. Accordingly, the Company's consolidated financial statements include the results of operations of 321Play, Inc. from the date of acquisition on March 24, 2004 through the quarter ending date of March 31, 2004.

The Company began significant advertising efforts during the quarter ended March 31, 2004 to increase the Company's www.bidville.com auction website's visbility and user volume. During this period, the Company expended approximately $134,000 for advertising and marketing efforts. To increase user traffic on the bidville.com website, management anticipates that significant marketing expenditures will be required in future periods.

As disclosed in the notes to our consolidated financial statements, the Company has a number of employment agreements with key personnel. As a result of these employment agreements, the Company has incurred administrative and auction site costs for personnel of approximately $84,000. The eventual staffing needs of the Company, in both NoBidding and 321Play, is unknown at this time and will be amended as necessary as the Company's website volume and customer service needs grow.

Also included in operating expenses is approximately $362,400 for legal, consulting and other professional fees. As noted in the notes to our consolidated financial statements, we have numerous contracts for consulting services. During this quarter, we issued an aggregate 582,000 shares of unregistered, restricted common stock for payment of consulting fees on contracts with a life of at least one year. These shares were valued at an aggregate $1,055,960. Due to the continuing nature of these contracts, approximately $934,000 remains capitalized on our balance sheet at March 31, 2004 as a component of prepaid expenses. This capitalized amount will be amortized into operations on a prorata basis over the remaining life of each underlying contract.

For the quarter ended March 31, 2004, we realized a net loss of approximately $(656,000) with a resulting loss per weighted-average share of approximately $(0.02).


(4)  Liquidity and Capital Resources

For the quarter ended March 31, 2004, the Company used cash in operating activities of approximately $(844,000). Additionally, we invested approximately $(68,000) in new computer hardware to support our bidville.com website and support our operations. We also repaid approximately $73,000 in advances from our key shareholders which was advanced to provide operating capital prior to our closing of a Private Placement memorandum in December 2003. We utilized the net proceeds of this Private Placement to fund these cash requirements during this quarter.

At March 31, 2004 and December 31, 2003, respectively, we had cash balances of approximately $$1,089,000 and $2,053,000.

Bidville will continue to direct and increase marketing and advertising activities where noted success has been recognized to result in continued increased growth of registered members i.e. buyers and sellers above current levels to date approximating 270,000 buyers and 6,000 sellers.

Bidville will also continue to direct efforts in developing a larger overseas presence both in Europe and Asia. Planning is ongoing to develop the Company''s auction activities more predominantly during the last quarter of 2004 in the European market with the Asian market following in the first quarter of 2005.

Bidville  will   continue  to  further   exploit  the  potential  for  directing
merchandise sales, conducted by 321 Play, through the Bidville website.

In addition, merchandise drop location activities will continue to be stimulated to direct more listing activities through the Bidville website, thereby, allowing sellers to take advantage of listing an item at Bidville.com and not be charged a listing fee.

The overall capital requirements of these future plans is unknown at this time and their implementation will be dependent upon the Company obtaining adequate capital.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's President, Chief Executive and Chief
Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                     Part II

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract at an agreed-upon value of $50.00. This agreed-upon value was below the discounted closing price of the Company's common stock on the transaction date. Accordingly, the Company recognized a charge for "compensation expense related to common stock issuances at less than "fair value". This charge was capitalized as a component of the prepaid consulting fees and will be amortized to operations as a component of consulting fees expense over the life of the underlying contract.

On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. These shares were valued at approximately $80,928, which was equal to or in excess of the discounted closing price of the Company's common stock on the date of this transaction.

On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to John Mattera as compensation for a 1 year consulting contract. These shares were valued at approximately $350,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the date of this transaction.

On March 24, 2004, the Company entered into an Acquisition Agreement with 321 Play, Inc. (a privately-owned New York corporation). Pursuant to the agreement, the Company exchanged 500,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of 321 Play, Inc.

Additionally, the Company executed a Supplementary Agreement related to the 321 Play, Inc. acquisition whereby the Company is contingently liable for additional payments of up to 3,000,000 shares of restricted, unregistered common stock over a three (3) year period from the Closing Date based on certain performance goals provided that with respect to any fiscal year preceding the third anniversary date of the Closing Date, the working capital of 321 Play, Inc. meets or exceeds $1,000,000 and remains at or above that level for a period of not less than three (3) months prior to the end of 321's fiscal year; then the Company will be liable to issue an additional 500,000 shares of restricted, unregistered common stock for each $10,000,000 in annual revenues of 321 Play, Inc. as determined by accounting principles generally accepted in the United States of America.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Exhibit Name
------------   ---------------------

10.27 * Financial Consulting Agreement between Bidville, Inc, and John Mattera dated Februaru 18, 2004.

31.1  *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)Reports on Form 8-K

January 8, 2004     Announcing  completion  of a  Private  Placement  Memorandum selling 4,400,000 shares of common stock for $2,200,000.

February 12, 2004   Announcing Letter of Intent to acquire 321Play, Inc. and Buy
                    Sell Connections, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Bidville, Inc.

Dated: May 21, 2004                        /s/ Michael Palandro
                                           -----------------------------------
                                           Michael Palandro
                                           President, Chief Executive Officer,
                                           Acting Chief Financial Officer
                                           and Director