Form 10KSB/A
period 2003-12-31
BIDVILLE INC
filed 2004-10-01
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A
                                 Amendment No. 2

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

The aggregate market value of voting common equity held by non-affiliates as of September 10, 2004 was approximately $13,034,849.

As of September 10, 2004, there were 38,265,796 shares of Common Stock issued and outstanding.

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

                                     PART I

Item 1 - Description of Business

      Bidville, Inc. ("Bidville" or the "Company") was originally formed as Greatestescapes.Com Inc. on February 10, 1999, under the laws of the State of Nevada. The Company was originally in the business of operating a multi-media travel-related publishing enterprise. Greatestescapes.Com Inc. marketed travel-related products based on the content of its print publications as well as its digital Internet magazine. Products included a wide range of goods through its online store, www.GreatestEscapesStore.com. The Company intended to develop other travel products to be sold and distributed through its on-line department store, two websites, www.GreatestEscapesStore.com and www.LiteraryTrips.com, and other more traditional outlets.

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

      The Board of Directors of the Company (the "Board") appointed Gerald C. Parker, Michael Palandro, Robert W. Pearce, C. John Dewey and Edward Orlando (whose term was contractual and would expire on August 23, 2004) to serve as members of the Board until the next meeting of the shareholders in which directors are elected. Subsequently, Jorge Elias, the existing president of the Company, tendered his resignation in accordance with the terms of the Agreement and Gerald C. Parker was elected Chairman of the Board.

      The Company amended its Articles of Incorporation to change its name from American Recreational Enterprises, Inc. to Bidville, Inc. on December 10, 2003. The total issued and outstanding common stock after effecting the Share Exchange Agreement was 25,360,007 shares. Effective January 7, 2004, the Company changed its symbol on the OTCBB from "AREP" to "BVLE."

      In addition, concurrent with the acquisition of NoBidding, the Company's management elected to change the Company's fiscal year-end from February 28 to December 31. The Company's subsequent periodic filing, in accordance with the Securities Exchange Act of 1934, as amended, was the present Form 10-KSB for the transition period from March 1, 2003 to December 31, 2003, initially filed with the Securities and Exchange Commission ("SEC") on March 30, 2004 and subsequently amended on May 7, 2004.

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

      As a result, Bidville was created in 1999 by Dr. Edward Orlando, offering a wide range of online auction services that present a viable alternative to eBay. Bidville's website provides a venue for buying and selling activities to take place between its users on a consumer-to-consumer, business-to-consumer and business-to-business basis. The range of products offered on Bidville's website is expansive, allowing users to browse through many categories and find new or used listed items that would normally be difficult to locate through conventional means. As the portion of the population with Internet access continues to grow, online auction companies such as Bidville should enjoy a more diverse and active membership base.

Bidville: The Market Alternative

      Bidville provides Internet users with an active website that facilitates auctions and fixed-price e-commerce between unrelated third parties. The Company's website may be accessed through the URL: www.bidville.com. Bidville currently has approximately 730,000 active members, with over 10,000 active sellers. In addition, Bidville has developed an aggressive marketing plan to help grow its membership in the future. See "Marketing and Distribution" below.

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

      Bidville currently features approximately 1.5 million daily listings, ranging from electronics to baseball cards, and supports a growing community, evidenced by its active message boards. In order to attract sellers and expand revenue-producing parameters, Bidville recently initiated a "Final Success Fee" ("FSF") (described in greater detail below) as a transition from its previous membership-based monthly fee structure. Bidville does not currently charge sellers listing fees and there is no charge to persons wishing to bid on any of the items posted on our website.

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

      The current Bidville model derives revenues from sellers through Final Success Fees, as well as under a schedule of optional charges should a seller choose to use certain features to enhance their product listings (known as "Enhancement Fees"). The existing Bidville seller base, which was previously subject to a monthly membership fee for listing items for sale on the Bidville site, has been matriculated into the recently implemented FSF structure.

Bidville's Business Approach and Development

      The Bidville website has been designed around an intuitive and easy to use trading platform. After completing a short online registration form, sellers can list one or many items for sale on the website. A seller can create listings with attractive and professional descriptions without having to know how to use HTML programming. Bidville also offers additional tools to help sellers with their listings, such as a Bidville Express loader, photo gallery and tracking services.

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

Registration

      Anyone can visit the Bidville website and look through the more than 7,200 categories listing items for sale in an auction at any given time. In order to place a bid, however, a new Bidville user must first complete a simple online registration form. Users must be at least 18 years of age to register on our site. During registration, a user is required to choose a "nickname" or User ID, as well as give their contact information (such as name, address, phone number and email address). This information is later used to contact the user about services on our site for which they may have expressed an interest.

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

      Billing System

      Member sellers are billed for the expenses incurred by that seller in a particular month under one of following two billing cycles:

      Cycle 1 - This is the billing cycle for sellers who registered with Bidville between the 1st and 14th of the month. Any charges incurred by the seller (i.e. the aggregate of monthly charges for Enhancement Fees and/or FSF) are invoiced via e-mail to the seller between the 1st and 4th of the subsequent billing period in which the charges are incurred. The seller's credit card is charged seven (7) days after the date of the e-mailed invoice.

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

      Bidville's marketing strategy centers on brand visibility and online consumer market awareness. Bidville's first step is to initiate a co-registration e-mail program along with product positioning with major e-commerce names such as: The Excite Network (Iwon.com), Overture, Lycos.com and Yahoo.com; organizations with which Bidville currently has contracts on a per campaign basis, except for: Yahoo.com which ran through September 2004 and Auction Bytes which runs through the end of 2004. We also plan to introduce an Affiliate Program that pays a fee for performance based and qualified new registration activities conducted on the Bidville site.

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

      Bidville also currently owns the following domain names:

            1.    www.bidville.com
            2.    www.auxpal.com
            3.    www.feedbacksite.com
            4.    www.bidville.org
            5.    www.bidville.tv
            6.    www.bidville.biz
            7.    www.bidville.us
            8.    www.bidville.ws
            9.    www.bidville.cc
            10.   www.bidville.info
            11.   www.bidville.org.nz
            12.   www.bidville.net.nz
            13.   www.bidville.be
            14.   www.bidville.dk
            15.   www.bidville.jp
            16.   www.bidville.de
            17.   www.bidville.co.za
            18.   www.bidville.co.il
            19.   www.bidville.org.il
            20.   www.bidville.co.uk and
            21.   www.bidville.org.uk.


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

EMPLOYEES AND CONSULTANTS

      At our last fiscal year end, December 31, 2003, we employed three (3) persons. As of the date of this filing, we currently employ nine (9) persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed.

      Prior to August 24, 2003, the Company had not entered into any consulting or employment agreements.

      On August 24, 2003, the Company entered into an Executive Employment Agreement with Mr. Michael Palandro under which Mr. Palandro will serve as Bidville's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Mr. Palandro is entitled to an annual base salary of $120,000. Further, Mr. Palandro shall receive options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. As of the date of this report, options to purchase 670,000 shares have vested and none have been exercised.

      Mr. Palandro is also entitled to receive the following bonuses, based on Bidville's performance between October 1, 2003 and September 30, 2004:

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

      Further, Mr. Pham shall receive options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. As of the date of this report, options to purchase 33,333 shares have vested and none have been exercised.

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

      These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. As of the date of this report, options to purchase 33,333 shares have vested and none have been exercised.

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

      The Company and Dr. Edward Orlando, the Company's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period. The agreement expired on August 24, 2004 and was not renewed by the Company. As of August 24, 2004, Dr. Orlando is no longer a Director of the Company.

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

      On September 1, 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation ("National") and a licensed broker-dealer with the National Association of Securities Dealers, Inc. ("NASD"), for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months and expired in April 2004. For such services, the Company is obligated to pay National $20,000 per month. The agreement contains an acceleration clause whereby in the event the Company closes any debt or equity financing in which net proceeds to the Company exceed a specified amount, then the Company is obligated to pay all fees owed and payable under the agreement within twenty (20) days after the closing of such financing. The Company conducted a private placement in December 2003 for gross proceeds exceeding the specified amount and closed the offering on December 22, 2003. The Company then paid the entire $140,000.00 due to National on January 12, 2004, in accordance with the terms of the agreement. Prior to the January 12th payment, no other payments had been made to National under this agreement.

      On December 12, 2003, Bidville entered into an agreement with both National and Royal Palm Capital Group, Inc. ("Royal Palm"), wherein National will render consulting advice to Bidville relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a period of twelve (12) months and overlapped the September 2003 agreement between National and NoBidding. Under the terms of the Agreement, National has the right to assign the agreement and the rights thereunder, in whole or in part, at its discretion, without the prior consent of the Company. For such services to the Company, Royal Palm agreed to sell, for nominal consideration, to National or its assigns 3,966,700 shares of the Company's common stock owned by Royal Palm. Royal Palm is a Florida corporation controlled by Gerald C. Parker, Bidville's Chairman. On February 5, 2004, prior to any of such shares being transferred, National instructed the Company to cause its transfer agent to issue 595,000 of the 3,966,700 shares to National and the balance of 3,371,700 shares to three
(3) of National's assignees, pursuant to the terms of the December 12, 2003 agreement with Bidville and Royal Palm. National did not receive any other shares in connection with this or any other agreement. See "Certain Relationships and Related Transactions" and the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2003 appearing elsewhere in this report.

      Subsequent to the December 31, 2003 fiscal year end, Bidville executed several individual consulting agreements with various corporations. After conducting an internal review of the effectiveness of these agreements in June 2004, the Board of Directors of the Company decided to terminate several of these agreements as further described below. On January 4, 2004, Bidville executed a Consulting Agreement with Mirador Consulting, Inc., a Florida corporation ("Mirador"), for a term of one year from the date of the agreement. Under the terms of the agreement, Mirador shall provide Bidville with various corporate consulting services, including:

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

      Bidville compensated Mirador for such services rendered through the initial issuance of 50,000 shares of Bidville restricted common stock upon execution of the agreement for a total price of fifty dollars ($50.00). In addition, Bidville paid Mirador $5,000 in cash per month, the first payment being due and payable at execution and then due on the first of the month for each successive month for the term of the agreement. On June 8, 2004, the Company notified Mirador in writing that it had elected to terminate the agreement in accordance with its terms. The termination became effective as of July 8, 2004, or thirty (30) days from the date of notification.

      On January 5, 2004, Bidville entered into a consulting agreement with EU-IR.com, an Austrian corporation, which has a term of twelve months. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, Bidville will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month.

      On January 29, 2004, Bidville entered into a consulting agreement with CEOcast, Inc. ("CEOcast"), to provide investor relations services for a term of one year. For such services, Bidville was required to pay CEOcast $10,000 per month on the 29th of each month for the term of the agreement. Upon signing the agreement, Bidville initially paid CEOcast a cash payment of $20,000, representing the first and last month's compensation, in addition to issuing CEOcast 32,000 shares of Bidville restricted common stock. Under the terms of the agreement, Bidville shall give CEOcast registration rights on the 32,000 shares of restricted common stock after any secondary offering pursuant to a registration statement is completed. These registration rights are contractually defined in the agreement as "not piggy back registration rights or demand registration rights." On June 8, 2004, the Company notified CEOcast in writing that it had elected to terminate the Agreement, effective immediately.

      Bidville entered into a consulting agreement with RMN Consulting, LLC ("RMN"), effective February 19, 2004, for a period of six months. According to the agreement, RMN shall provide Bidville with independent public relations business consulting services, as well as draft a marketing report for the Company. Compensation for these services will be $10,000 cash for the first two months the agreement is in effect. As compensation for the remaining four months of the consulting agreement, Bidville would be required to issue RMN 50,000 warrants to purchase Bidville common stock, exercisable after registration of the underlying common stock at a twenty-five percent (25%) discount from the market price of the common stock on the date of exercise. On June 8, 2004, the Company notified RMN in writing that it had elected to terminate the Agreement in accordance with the terms of the Agreement. The termination became effective as of July 8, 2004, thirty (30) days from the date of notification.

      On March 17, 2004, Bidville executed a consulting agreement, with Capital Resource Alliance, LLC of Atlanta, Georgia ("CRA") for a term of twelve (12) months. The purpose of the agreement is for CRA to assist the Company in its application to have Bidville common stock traded on the Frankfurt [Germany] Stock Exchange. This agreement is for a one year period and requires compensation in the form of 20,000 shares of restricted, unregistered Bidville common stock and cash in the amount of $200,000, payable within 30 days of the date of the agreement. Receipt of the common stock is contingent upon CRA's successful performance of its services. Bidville is obligated to make reasonable best efforts, in light of "prevailing market conditions," to include the 20,000 shares in a registration statement it files with the U.S. Securities and Exchange Commission ("SEC"). However, under the terms of the agreement, if the Company should determine that, in its opinion, the "prevailing market conditions" do not make the sale of these shares feasible, then the number of shares to be registered in such registration statement shall be reduced. On May 11, 2004, Bidville and CRA executed a Superceding Agreement, declaring the March 17, 2004 agreement null, void and without effect. The Superceding Agreement provides that neither party shall be due any additional compensation regardless of whether in the form of cash or securities, which may otherwise be due and owing under the prior agreement. Prior to the execution of the Superceding Agreement, the Company had paid a total of $35,000 in cash compensation owed to CRA under the March 17, 2004 agreement.

      Bidville also executed a consulting agreement with Empire Financial Group, Inc. ("Empire") on March 31, 2004. The agreement is for a term of 12 months and may not be terminated by the Company prior to the end of this twelve-month term. We retained Empire to act as a financial and investment banking advisor to Bidville, to render advice and assistance with regard to strategic transactions, future debt or equity financings, market and industry awareness and to assist the Company in listing Bidville common stock on a national exchange by the 2004 year end. As compensation for such services, Bidville shall pay Empire an engagement fee of $25,000, payable upon execution of the agreement, and $10,000 per month payable in advance beginning April 1, 2004 and each of the next eleven
(11) months thereafter. The Company will also reimburse Empire on a monthly basis for any and all reasonable expenses incurred by Empire in the performance of its duties under this agreement.

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

      In the event that a "Strategic Transaction" (as defined in the Empire agreement) is consummated, other than a financing, we are obligated to pay Empire a "Transaction Fee" equal to a percentage of the amount of consideration paid in such transaction, in the following manner:


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

RISK FACTORS

      An investment in our common stock involves a high degree of risk and is not an appropriate investment for persons who cannot afford the loss of their entire investment. Prospective and current investors in common stock of Bidville, Inc. should carefully consider the following risk factors, in addition to the other information contained in this annual report. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

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

      The Company's operating subsidiary, NoBidding, Inc., was formed as a sole proprietorship in 1999. We have only a limited operating history on which you can base an evaluation of our business. Potential investors should be aware of the substantial risks, difficulties, delays, and expenses normally encountered with an online auction company, since online commerce is still developing and presents risks that are beyond our control. To address these risks and uncertainties, we must do the following:

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

      We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions require continuing investments in these areas and we have significant ongoing contractual commitments in some of these areas, such as 321 Play, Inc. and its subsidiary, Buy Sell Connect, Inc., which we recently acquired. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.

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

Our recent acquisition of privately held 321 Play, Inc. and Buy Sell Connect, Inc. exposes our business to greater risk.

      As part of our business strategy, we acquired 321 Play, Inc. and Buy Sell Connect.com, Inc. in March 2004. We expect to enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. The acquisitions of 3 2 1 Play and Buy Sell Connect were accompanied by a number of risks, including:

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

      We may experience similar risks in connection with our future acquisitions. We may not be successful in addressing these risks or any other problems which may arise in connection with the acquisition of 321 Play and Buy Sell Connect. Our failure to manage the risks that we could encounter in future acquisitions, would harm our business or cause us to fail to realize the anticipated benefits of our acquisition(s).

Our recent acquisitions could result in operating difficulties and increased competition.

      As a result of our acquisition of 321 Play, Inc., we compete directly with other online companies that offer online shoppers new products from major brand names at or below wholesale prices and directly from the manufacturers. Our competitors in this segment include includes virtually every online seller, including online auction companies, online retailers and even individuals, depending on the category of product. In addition, we believe it is likely that there will be additional entrants to the online new product sales market. Some of these entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition. Increased competition could force 321 Play to have to sell its products at or below cost, which would reduce total revenues both to 321 Play and to Bidville, thereby harming our business, operating results and financial condition.

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

      Our executive officers and directors (and their affiliates) own a substantial amount of our outstanding common stock representing 37.7%. As a result, they have the ability to effectively control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or even impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management."

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

      Secondary trading in our common stock will not be possible in each state until our shares of common stock are qualified for sale under the applicable securities laws of the state or we verify that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. The Company is presently published in Standard & Poor's Corporation Records. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or availing ourselves of an exemption for secondary trading in our common stock, in any state. If we fail to register or qualify, or obtain or verify an exemption for the secondary trading of our common stock in any particular state, our shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, a public market for our common stock will fail to develop and the shares could be deprived of any value. We are not currently published in Standard & Poor's Records or Moody's and therefore, we cannot rely upon such a listing to qualify Bidville stock in those states that recognize such a listing as constituting an exemption.

      Our common stock has historically traded at low prices, and should we become subject to the "Penny Stock" rules and regulations, the liquidity of our common stock will likely be reduced.

      Our common stock may become subject to certain rules and regulations promulgated by the Securities and Exchange Commission ("SEC") pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Act") which impose strict sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain "accredited investors." For transactions covered by the Penny Stock Act, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent for the transaction prior to sale. Consequently, such act may affect the ability of broker-dealers to sell our common stock.

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

Item 2 - Description of Property

      Bidville maintains an executive mailing address in office facilities provided by its major shareholders, St. James Investment Group, Inc. ("St. James") and Royal Palm Capital Group, Inc. ("Royal Palm"), at 620 North Flagler Drive, Suite 605, West Palm Beach, Florida. Bidville does not pay rent or any other fees for the use of this mailing address, as these offices are used virtually full-time by other businesses of St. James and Royal Palm. Royal Palm and St. James are controlled by Gerald C. Parker, Bidville's Chairman.

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

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

      (a) Market Information.

      The common stock of the Company is currently quoted on the Over the Counter Bulletin Board under the symbol "BVLE" and has been since January 7, 2004. Prior to that time, the Company had traded under symbol "AREP," since October 10, 2001. The ask/high and bid/low information for each quarter since October 10, 2001 are as follows:


                Quarter                   Ask/High         Bid/Low
         ----------------------------------------------------------
         10/10/2001 - 11/30/2001            3.000            1.010
         12/1/2001 - 2/28/2002              1.010            0.150
         3/1/2002 - 5/31/2002               0.150            0.150
         6/1/2002 - 8/31/2002               0.150            0.100
         9/1/2002 - 11/30/2002              0.110            0.100
         12/1/2002 - 2/28/2003              0.110            0.050
         3/1/2003 - 5/31/2003               0.050            0.050
         6/1/2003 - 8/31/2003               0.050            0.050
         9/1/2003 - 11/30/2003(1)           0.800            0.050
         12/1/2003 - 12/31/2003(1)          6.250            0.750
         1/1/2004 - 3/31/2004(1)            7.500            1.250
         4/1/04 - 6/30/04 (1)               1.740            0.510


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

      (b) Holders.

      As of September 10, 2004, the Company had eighty eight (88) shareholders of record of 38,265,796 outstanding shares of its common stock.

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

      (d) Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information as of September 10, 2004, with respect to shares of the Company's common stock that may be issued under the Company's existing individual compensation arrangements and agreements, including the 321 Play, Inc. acquisition agreement and agreements with our consultants, executives and employees.


                                                                             Number of Securities
                                                          Weighted Average   Remaining Available
                                                          Exercise Price per  for Future Issuance

                                   Number of Securities      Share of           Under Equity
                                     to be Issued Upon      Outstanding      Compensation Plans
                                       Exercise of        Options, Warrants      (excluding
                                    Outstanding Options,   and Rights       securities reflected
                                    Warrants and Rights                         in column (a))
Plan Category                               (a)                  (b)                 (c)
--------------------------------------------------------------------------------------------------
Equity compensation plans approved               0                  0
by security holders
----------------------------------------------------------------------------------------------------------
Equity compensation plans not            9,425,000 (1)          $0.84 (2)          152,309,204
approved by security holders
----------------------------------------------------------------------------------------------------------
                       TOTAL             9,425,000              $0.84              152,309,204


(1) Includes the 3,000,000 shares issuable to 321 Play, Inc. in accordance with the acquisition agreement dated March 24, 2004 and described herein.

(2) This includes the value of the 1,000,000 options granted to Gerald C. Parker in his employment agreement dated January 12, 2004. Under the terms of the agreement, the exercise price per share for each of those options is $4.27 (equal to 15% below the closing market price of $5.02 on January 12, 2004). None of these options vest until January 2005. The material features of each individual compensation plan used to calculate the number of securities to be issued upon exercise of outstanding options, warrants and rights can be found under "Employees and Consultants" located elsewhere in this report.

      In addition, the Board of Directors agreed at a Board meeting held January 13, 2004, that they would create a stock incentive plan for certain of its employees to be administered at the discretion of the Board of Directors. As of the date of this filing, no formal plan had yet been adopted. Common Stock

      The Company's Articles of Incorporation, as amended, authorize the issuance of 200,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Articles of Incorporation, as amended, do not permit cumulative voting for the election of directors.

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


                                Warrants         Warrants
                               Originally     outstanding at
                                issued       December 31, 2003   Exercise price
                               -------------------------------------------------
12/03 PPM 1/2 Warrants         2,205,000        2,205,000        $1.00 per share
                               ---------        ---------
Totals at December 31, 2003    2,205,000        2,205,000

      Bidville  has  also  issued   warrants  to  other  entities   pursuant  to
contractual agreements, the material features of which are described elsewhere in this report, and which are summarized in the following table:


                                Number of Warrants  Exercise Price of Warrants
                                ------------------  --------------------------
 RMN Consulting                       50,000       25 % of mkt price on date of
                                                             exercise

 Empire Financial Group               200,000                  $3.00

 Blackmor Group                       100,000                  $2.00

 Restinga Capital Ltd.                660,000                  $1.00

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

      Under the terms of a consulting agreement entered into on March 11, 2004 between Bidville and Capital Resource Alliance, LLC ("CRA") as compensation, Bidville is obligated to issue CRA 20,000 shares of restricted, unregistered Bidville common stock in addition to cash in the amount of $200,000, payable within 30 days of the date of the agreement. Receipt of the common stock is contingent upon CRA's successful performance of its services.

      In December 2003, the Company sold an aggregate 4,410,000 shares of restricted, unregistered common stock at $.50 per share pursuant to a private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act") and Regulation S under the Act.

      As reported in Bidville's Form 8-K filed on September 10, 2004, on July 12, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which is presently applying for its shares to be admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company will sell 6,315,789 shares of its common stock to Langley for a total purchase price of $4,484,210, or $0.71 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004) paid in registered Langley Shares. The Company will issue the Company Stock to Langley pursuant to Regulation S under the Act. Both the Company Stock and the Langley Shares will initially be placed into escrow. Of the Langley Shares received by the Company, fifty percent (50%) will be held in escrow as Downside Price Protection (the "Langley Escrow Shares"). The consummation of the transaction is subject to listing of the Langley Shares on the LSE on or before September 30, 2004.

      On August 24, 2004, the Company sold one million (1,000,000) shares of its restricted common stock to an individual investor for a purchase price of $0.55 per share, or total proceeds of $550,000. The sale was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act") and Regulation S under the Act.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      Bidville, Inc.'s wholly-owned subsidiary, NoBidding, Inc. ("NoBidding"), was founded in 1999 in order to capitalize on the growing Internet commerce field. NoBidding offered a proprietary internet auction site with improved features and functionality compared to competitors such as Ebay. On August 26, 2003, a syndicate of investors purchased a controlling interest in NoBidding in exchange for $225,000 cash and a note in the amount of $75,000, subsequently paid. The Company's founder-member, Dr. Edward Orlando, has retained a substantial equity stake in the Company.

      On December 10, 2003, NoBidding and the individual holders of the outstanding capital stock of NoBidding consummated a reverse acquisition pursuant to a certain Share Exchange Agreement (the "Agreement") of such date. The Agreement provided for one hundred percent (100%) of the shares of NoBidding to be acquired by the Company in exchange for 20,000,000 shares of common stock of the Company and $50,000 cash and for the establishment of a new Board of Directors of the Company consisting entirely of NoBidding directors. The
Agreement also mandated that the total issued and outstanding shares of the Company immediately after the closing of the transaction be 25,360,007 shares. The Company's subsidiary, Lenders/Investors, Inc. was spun off to the Company's shareholders prior to the Agreement, leaving NoBidding as the only wholly-owned operating subsidiary of the Company after effecting the Agreement.

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

      Due to Bidville's change in fiscal year, the Form 10-KSB filed April 2, 2004, and the amendment filed on May 7, 2004, covered the transition period from March 1, 2003 to December 31, 2003. Therefore, the following discusses Bidville's operations for the post-acquisition period (August 26, 2003 - December 31, 2003) as compared to its operations during the pre-acquisition period (January 1, 2003 - August 25, 2003). For further explanation and additional information, please see the Company's audited financial statements and the Notes thereto immediately following this discussion.

      In the post-acquisition period from August 25, 2003 through December 31, 2003, we generated $15,604 in revenues. As of December 31, 2003, we generated cumulative losses of approximately $38,375,897, which includes compensation expenses related to common stock issuances at less than "fair value" of $22,264,500 and professional fees of $15,866,300 for consideration paid by Royal Palm Capital Group, Inc., a controlling shareholder. Royal Palm is a Florida corporation controlled by Gerald C. Parker, Bidville's Chairman. See "Consulting and Employment Agreements." Due to our limited operating history, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. See "Risk Factors."

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

In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. We expect to continue with our current plan to actively market and advertise our auction services throughout the 2004 fiscal year. In addition, although we recently acquired 321 Play, Inc. and its subsidiary, Buy Sell Connect.com, Inc. to operate as subsidiaries of the Company, we intend to continue pursuing other suitable acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

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

      Through January 31, 2004, we recognized revenue at the date payment was received from a seller for membership fees and/or extra credits. Under the membership fee structure in place through January 31, 2004, revenues recognized in any given month consisted primarily of cash amounts collected for membership fees in that month, with enhancement fees making up only a small portion of the actual cash revenues generated in that month. This is because, as previously mentioned, enhancement fees are first paid with any credits that may exist in a seller's account at the end of the billing period. The Company only receives payment from the seller for enhancement fees in instances where a seller, for example, incurs a greater amount of enhancement fees in a single month than the amount of credit that seller has accumulated in their account up to such date. Consequently, only a small portion of the amount of enhancement fees charged per month generates actual cash income for the Company.

      This is due at least in part to the manner in which we grant credits to members. Under the membership fee structure in place through January 31, 2004, much of the fees paid for enhancements were typically charged against credits granted to members as a part of their membership package. Such credits were included in the member's monthly membership fee, at no additional charge to the member (except for verified members, who did not receive any credits with their membership).

      Revenue recognition is expected to be much simpler going forward, since we have been in the process of phasing out our former membership fee and credit issuance format, which terminated completely on April 30, 2004. Such format has been replaced by our new Final Success Fee structure effective as of February 1, 2004. Only persons posting items for sale in our auctions are subject to paying fees under this current format. Accordingly, the only fees we charge are those which a Bidville seller has incurred either through the successful sale of an item (in the form of Final Success Fees) or for choosing to add any of our optional item enhancement features available.

      For registered sellers who were members before the implementation of our Final Success Fee structure on February 1, 2004, the last month in which membership fees were collected from (and respective credits issued to) such grandfathered sellers was April, 2004. After such date, sellers are only able to receive credits from the Company without actually paying for them under specific promotional programs we may offer for short periods of time, which will be geared towards increasing the number of registered users. As mentioned previously, however, credits cannot be used against any Final Success Fees a seller may incur either now or in the future. Finally, grandfathered members were not required to pay Final Success Fees until August 1, 2004.

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

General and Administrative

      Between January 1, 2003 and August 25, 2003, general and administrative expenses amounted to an aggregate of $31,304, attributable to professional fees, depreciation, and other operating expenses. General and administrative expenses increased greatly for the period from August 26, 2003 through December 31, 2003, totaling $38,349,455. This is due to the fact that included in our results of operations are non-cash expenditures charged in the August 26, 2003 through December 31, 2003 period. During such period, we experienced a charge to operations of approximately $22,265,500 for compensation expense related to common stock issuances at less than "fair value". Included in the calculation of this charge was our issuance of Bidville common stock, for either cash or services, at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. See "Employment and Consulting Agreements" for a description of the important provisions of each agreement and the Exhibits attached hereto and incorporated herein to read the text of these agreements.

      In addition, we also incurred $52,285 in expenses between August 25, 2003 and December 31, 2003, due to an increase in our administrative staff from one
(1) part-time employee as of December 31, 2002, to three (3) full-time employees. This increase in expenses was necessary in order to obtain the full-time services of a full-time professional staff. As of the date of this filing, we employ nine (9) persons, although we may hire additional employees if necessary.

      The fees paid to external professional advisors increased from $4,084 from January 1, 2003 through August 25, 2003, to $134,790 from August 26, 2003 through December 31, 2003. This increase in fees is attributable to the December 10, 2003 reverse acquisition transaction, the August 25, 2003 transaction, and other transactions which, in the opinion of the Company's senior management, will benefit the Company and lead to long-term growth. In addition, the Company incurred a professional fee expense of $15,866,300 for consideration paid by Royal Palm, a controlling shareholder of the Company, through the sale of common stock to an entity for nominal consideration for consulting services rendered to the Company. The shares were valued as of the date of the agreement and the difference between the sale price and the closing market price on the date of the agreement resulted in a charge to operations at the transaction measurement date.

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

      From August 26, 2003 through the end of the 2003 fiscal year, the amount of cash on hand increased dramatically to $2,053,306. Of this increase in available cash, $2,205,000 came from monies paid in by investors for restricted Bidville common stock pursuant to the December 2003 private placement memorandum, and an additional $102,398 was contributed to the Company by its majority shareholder over the period between August 26, 2003 and the end of the 2003 fiscal year, less $131,228 in expenses incurred in raising such capital.

      Specifically, in December 2003, the Company sold shares of its restricted common stock, exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended(the "Securities Act") and Regulation S under the Securities Act at a price of $0.50 per share with accompanying warrants. Through December 22, 2003, the Company sold an aggregate 4,410,000 shares pursuant to the private placement memorandum for gross proceeds of approximately $2,205,000. Each share was accompanied by warrant to purchase 1/2 additional share of restricted, unregistered common stock at a price of $1.00 per share. These warrants have no stated expiration date. This offering was scheduled to close on January 31, 2004 and was closed by the Company on December 22, 2003. In connection with such offering, Bidville paid EU-IR.com, an Austrian corporation, a fee of $143,325, pursuant to an agreement dated December 12, 2003.

      As part of the private placement transaction, the Company also contractually committed to file a registration statement with the Securities and Exchange Commission to register the shares and the shares underlying the warrants sold in the December 2003 private placement for resale within 90 days of December 22, 2003. As of the date of this report, the Company has not filed a registration statement to register the shares or the shares underlying the warrants.

      Subsequent to December 31, 2003, Management made a retroactive decision to restate the expense related to the sale of such shares of common stock to reflect 100% of the difference between the closing market price on the date of closing and the sale of the shares at a price of $0.50 per share. This was instead of using a historically accepted discounted closing market price. Accordingly, these matters created a situation requiring the restatement of the Company's financial statements as of and for the period from August 26, 2003 through December 31, 2003. The results of this finding resulted in an additional charge of approximately $12,212,700 to "compensation expense" for the revaluation of the common stock sale with an corresponding credit to Additional paid-in capital for each transaction. The Company believes that such expenses were necessary in order for the Company to raise the capital needed to initiate its plan of expansion.

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

Consulting and Employment Agreements

      At our last fiscal year end, December 31, 2003, we employed three (3) persons. As of the date of this filing, we currently employ nine (9) persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed.

      Prior to August 24, 2003, Bidville had not entered into any consulting or employment agreements. Subsequent to the acquisition of NoBidding, the Company entered into executive employment agreements with its President and Chief Executive Officer, Michael Palandro, and later its Chairman, Gerald C. Parker, in January 2004. Each executive is compensated in a combination of annual salary, stock options, and bonuses based on meeting certain performance criteria. See "Employees and Consultants" appearing elsewhere in this report for a more detailed discussion of each of these agreements.

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

Under the terms of their respective agreements, Mr. Pham and Ms. Cullen are to be compensated for such services in the form of an annual base salary, and both are entitled to receive options to purchase up to 100,000 shares of common stock in Bidville, at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares per year) on each anniversary date of this agreement, commencing on the 13th month of this agreement. As of the date of this report, options to purchase 33,333 shares have vested for both Mr. Pham and Ms. Cullen, none of which have been exercised by either person.

      Subsequent to the acquisition of 321 Play, Inc., 321 executed an executive employment agreement with Alina Mezhbovski on March 24, 2004, who is to serve as 321's Chief Executive Officer for a period of three (3) years. See "Employees and Consultants."

      Prior to the December 31, 2003 fiscal year end, Bidville entered into various consulting agreements. The first, entered into on August 24, 2003, was between the Company and Dr. Edward Orlando, Bidville's former sole shareholder and founder. This agreement expired on August 24, 2004 and was not renewed by the Company. Dr. Orlando is no longer a Director of the Company. See "Employees and Consultants" and "Directors, Executive Officers, Promoters and Control Persons".

      On October 1, 2003, the Company entered into a one-year consulting agreement with Donald Lees (or LeeWard Enterprises). See "Employees and Consultants."

      On September 1, 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation ("National") and a licensed broker-dealer with the NASD, for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months and expired in April 2004. See "Employees and Consultants", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

      On  December  12,  2003,  Bidville  entered  into an  agreement  with both
National and Royal Palm wherein National will render consulting advice to Bidville relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a period of twelve (12) months and overlapped the September 2003 agreement between National and NoBidding. Under the terms of the Agreement, National has the right to assign the agreement and the rights thereunder, in whole or in part, at its discretion, without the prior consent of the Company. For such services to the Company, Royal Palm agreed to sell, for nominal consideration, to National or its assigns 3,966,700 shares of the Company's common stock owned by Royal Palm. On February 5, 2004, prior to any of such shares being transferred, National instructed the Company to cause its transfer agent to issue 595,000 of such shares to National and the balance of 3,371,700 shares to be issued to three (3) of National's assignees in equal amounts, pursuant to the terms of the agreement with Bidville and Royal Palm. National did not receive any other shares in connection with this or any other agreement. See "Employees and Consultants", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     Subsequent to the December 31, 2003 fiscal year end, we executed several consulting agreements with various corporations. The details of each agreement can be found under "Employees and Consultants" located elsewhere in this report.

Item 7 - Index to Financial Statements

          The required financial statements begin on page F-1 of this report.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

During the fiscal year ended December 31, 2003, there were no changes in and disagreements with Bidville's accountants on accounting and financial disclosure. Subsequently, on August 3, 2004, Bidville received a letter from its then current auditor stating that it is resigning as the auditor of record for the Company, effective immediately, due to certain issues relating to the Company's Form 10-QSB for the quarterly period ended March 31, 2004 filed with the SEC on May 25, 2004 ("Form 10-QSB") that remained unresolved. On August 9, 2004, the Company filed a Current Report on Form 8-K reporting this event and its change in auditor.

Item 8A - Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this amended Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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


                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

Directors and Executive Officers

      The directors and executive officers of the Company, their ages and positions held as of the date of this Annual Report are set forth below:


  Name                     Age      Position(s) with Company
  -----------------------------------------------------------
  Gerald C. Parker (1)      61      President and Chairman
  Michael Palandro (1)      56      Chief Executive Officer and Director
  Robert W. Pearce (1)      53      Corporate Secretary, Treasurer, and Director
  C. John Dewey (1)         54      Director
  Edward Orlando (2)        33      Director

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

(2) Edward Orlando served as a director of the Company for twelve months pursuant to an agreement with NoBidding, Inc. dated August 24, 2004. Pursuant to the terms of the agreement, Dr. Orlando's term on the Board expired on August 23, 2004.

Family Relationships

      There are no family relationships between or among the executive officers and directors of Bidville.

Business Experience

      Gerald C. Parker, age 61, President and Chairman of our Board of Directors Mr. Parker served as Chairman & CEO of St. James Capital Group from January 1997 until January 2000. During this time Mr. Parker was one of the Founders of Inktomi Corp., a publicly traded high technology company which develops scalable network applications and traffic servers. At its peak, Inktomi had a valuation in access of $20 billion dollars. He then served as Chairman of Investment Management America, a merchant bank specializing in investment capital, mergers and acquisitions from January 2000 until November of 2001. In that year he formed and served as CEO of Airways Express, an FAA Part 135 Air Charter Company, which served the SE United States and Bahamas markets. He remained in this capacity from November 2001 until June 2002. In June, 2002 he assumed the position of Vice President with the International Monetary Group in Jupiter, Florida. In affiliation with its sister company, American Capital Corp., Mr. Parker handled all M & A work for investing that capital. He remained in that capacity until June 2003 when he formed St. James Investment Group, Inc., a private merchant banking group and Royal Palm Capital Group, Inc. a private investment company. He serves as Chairman of both St. James and Royal Palm and as CEO of St. James. Mr. Parker controls both Royal Palm Capital Group, Inc. and St. James Investment Group, Inc. Royal Palm is a major shareholder of Bidville. Mr. Parker also currently serves as the Chairman of Cirilium Holdings, Inc., a publicly held company. Mr. Parker attended the Anderson Business College in Decatur, Alabama in the early 1960's as well as numerous business and management courses.

      Michael Palandro, age 56, is our Chief Executive Officer and a member of the Board of Directors. Mr. Palandro is responsible for establishing and maintaining operational and financial structure, while developing and implementing business strategies and setting the standards for providing the highest level of guidance and Company representation. Prior to BidVille, Mr. Palandro was President and CEO for Mallet, LeVarek and Pierre starting in July 1983, conducting project development mainly in Europe and Asia, until July 1999. He worked as a Senior Consultant performing corporate restructures for RHI Management Resources, a division of Robert Half International through June 2002. Mr. Palandro became Chief Operating Officer for Carnaby.com, an on-line auction and fixed price marketplace, resigning in December 2002. After working for

Carnaby, Mr. Palandro was involved in the restructuring and development for Bidville.com, accepting full-time employment at Bidville in August 2003. Mr. Palandro holds undergraduate degrees in Accounting and Literature from New York Institute of Technology in 1971, a graduate MBA degree in 1973 in International Finance from New York University and was a Certified Public Accountant from 1975, currently inactive.

      Robert W. Pearce, age 53, is our Secretary, Treasurer, and a member of the Board of Directors. Robert W. Pearce has spent his career in various executive and sales management positions within the high-tech and financial industries. For the past 25 years, Mr. Pearce has successfully led several high-level projects, including acquisitions, corporate strategy development, product launches, network deployments and the full spectrum of sales and marketing strategy development. Currently, Mr. Pearce serves as the president of St. James Investment Group, Inc, a full service merchant banking firm. He also holds the position of chief executive officer for investment company Royal Palm Capital Group, Inc. Both firms were launched in March 2003. From April 2002 to March 2003, he was the vice president of sales for Cirilium, Inc., a pioneer in the emerging Voice over Internet Protocol industry. In this position, Mr. Pearce established corporate strategies, developed a new sales organization and created new distribution channels. Prior to his work with Cirilium, Mr. Pearce performed consulting services for an independent telephone company, Arrow Communications. From April 2002 to September 2002, Arrow enlisted Mr. Pearce's help with rolling out a technologically advanced group of wireless broadband products. From January 1999 to September 2002, Mr. Pearce was president of Spectracom, Inc., a telecommunications consulting company. During his tenure with Spectracom, Mr. Pearce led a network deployment of high-speed voice and data termination circuits. This network spanned the Far East and Latin America. From January 1996 until January of 1999, Mr. Pearce served as the vice president of sales for Teleflex, Inc., a telecommunications billing company. While at Teleflex, Mr. Pearce helped establish the company as a primary vendor for Siemens ICN. Before assuming roles with telecommunications companies, Mr. Pearce held positions within the financial industry. In 1987, he launched a broker/dealer firm through Bear Stearns. The firm became a key player in the consolidation of the cable television industry and was acquired in 1988. In 1980, Mr. Pearce began work for Prudential Securities as a stockbroker. Mr. Pearce currently serves as a director of Cirilium Holdings, Inc., a publicly held company. Mr. Pearce completed his college education at Florida State University in 1975.

      C. John Dewey, age 54, is a member of the Board of Directors. Mr. Dewey has over 25 years of corporate technology experience. He has spent the majority of his career defining information technology strategy and enterprise architecture for large international corporations. Currently, Mr. Dewey is building a global architecture practice for NCR Teradata. When completed, the enterprise architecture will serve 1000 clients worldwide. In addition, Mr. Dewey develops business strategy, sales approaches and processes, and manages team staffing. He has been consulting for NCR Teradata from September 2003 to the present. Since January 2003, Mr. Dewey has also participated in various investment banking projects. During this time, he formed Dewey Cubed, Inc., an investment and management company specializing in retail business acquisitions. From April 1996 to May 2003, Mr. Dewey was chief architect for Tanning Technology Corporation, a consulting company specializing in very large transaction processing systems and database systems. During his tenure with Tanning, Mr. Dewey defined business strategy, IT strategy and information systems architecture. In this role, Mr. Dewey managed sales, architecture and design efforts for multiple engagements with large international customers, including eBay, eTrade and Qwest. For eBay, Mr. Dewey led his team to develop the system architecture for a world-class global auction system. Mr. Dewey's team also developed and deployed the system architecture for eTrade's global customer support system. In addition, Mr. Dewey and his team developed a comprehensive customer support and call center system for Qwest. Prior to Tanning, Mr. Dewey worked for 12 years as a senior principal engineer at Harris Corporation. From April 1985 to April 1996, he led sales and development efforts for large commercial and government programs. Before joining Harris Corporation, Mr. Dewey was a senior consultant for Control Data Corporation. From December 1977 to April 1985, Mr. Dewey developed business and technology strategies for The Service Bureau Company, a division of Control Data. Prior to holding technical positions in the corporate environment, Mr. Dewey began his career in the military. From June 1971 to December 1977, Mr. Dewey was a captain and electronic warfare officer in the United States Air Force. Along with his extensive technical experience, Mr. Dewey also has a Bachelor of Science degree in electrical engineering from the University of Virginia. In addition, he has completed graduate studies in systems management at the University of Southern California and in business administration at the University of Utah.

      Dr. Edward Orlando, age 33, is a member of the Board of Directors. Dr. Edward Orlando is currently and has been an emergency room ("ER") physician since October 2003. Prior to that time, between January 2002 and September 2003, he was an ER resident at St. Johns Hospital in Detroit, Michigan. Between October 2000 and December 2001, he worked on the Bidville project, through the Company's new subsidiary, No Bidding, Inc. Between July 1999 and September 2000, Dr. Orlando served as an ER resident at St. Lukes Hospital in Bethlehem, PA. He was a founder of the Bidville project and worked on it continuously between January 1999 and July 1999. Dr. Orlando's term as a director of Bidville ended in August 2004 under the terms of his consulting agreement with NoBidding, Inc.

Directorships

      As listed in their biographies, only Gerald C. Parker and Robert W. Pearce are directors of a company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or is subject to the requirements of Section 15(d) of the Exchange Act. None of the Company's executive officers or directors is a director of any company registered as an investment company under the Investment Company Act of 1940.

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

Conflicts of Interest

      None of the officers or directors of Bidville other than Michael Palandro, the Company's Chief Executive Officer, will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' and directors' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

      The Board appointed Gerald C. Parker, Michael Palandro,  Robert W. Pearce,
C. John Dewey and Edward Orlando to serve as members of the Board until the next meeting of the shareholders in which directors are elected, except that Dr. Orlando was contractually bound to serve for a one-year term ending in August 2004. Subsequently, Jorge Elias tendered his resignation in accordance with the terms of the Agreement and Gerald C. Parker was elected Chairman of the Board.

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

      As a result, St. James, Royal Palm, and/or Gerald C. Parker may be deemed to control or beneficially own a large percentage of the Company's issued and outstanding stock. In doing so, he may control decisions of the shareholders to elect directors, retain existing directors or make other important stockholder decisions. His opinions as a shareholder may influence his decisions as corporate officer and director, for which he owes the stockholders a fiduciary duty. In such a case, a conflict of interest may be deemed to exist.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by the directors, officers and benefical owners of ten percent (10%) or more of any class of equity securities of Bidville registered pursuant to Section 12 of the Securities Act. The Form 3 reporting beneficial ownership of Bidville securities by Gerald Parker, Michael Palandro, Robert Pearce, C. John Dewey and Edward Orlando as officers and/or directors of Bidville and the Form 3 of Royal Palm as the owner of 10% (10%) or more of Bidville's securities as of December 10,2003, were filed in September 2004. The Form 4s reporting changes in beneficial ownership for Gerald Parker and Royal Palm were also filed in September 2004.

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

(2) Mr. Parker was paid a performance bonus of $50,000 in January 2004, which was accrued in December 2003.

Stock Option Plans

      The Board of Directors agreed at a Board meeting held January 13, 2004, that they would create a stock incentive plan for certain of its employees to be administered at the discretion of the Board of Directors. As of the date of this filing, no formal plan has been adopted.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of September 10, 2004, regarding the ownership of Bidville's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share(s) of Common Stock beneficially owned.

Name and Address of             Title of     Amount and Nature of     Percent of
Beneficial Owner                 Class        Beneficial Owner          Class
--------------------------------------------------------------------------------

Gerald C. Parker                 Common       10,346,050(2)             27.8%(2)

Michael Palandro                 Common         670,000(3)               1.8%(3)

Robert W. Pearce                 Common                 0                  0%

Edward Orlando                   Common         3,000,000                8.1%

C. John Dewey                    Common                 0                  0%
------------------------------

All Executive Officers and       Common         14,016,050               37.7%
Directors as a Group
(Five (5) persons)

Royal Palm Capital Group, Inc.   Common        8,936,050(2)             24.0%(2)

----------------------------------------------------

* Percentage is based upon 38,265,796 shares issued and outstanding as of September 10, 2004.

(1) The address for each of the above is c/o Bidville, Inc., 601 Cleveland Street, Suite 120, Clearwater, Florida 33755.

(2) Gerald C. Parker owns 54.75% of St. James Investment Group, Inc. and 51% of Royal Palm Capital Group, Inc. He may be deemed a "control person" of either St. James, Royal Palm or both. The shares owned by Royal Palm and St. James have been aggregated and deemed indirectly beneficially owned by Mr. Parker for the purposes of Rule 13(d) of the Securities Act. On December 12, 2003 Bidville, Royal Palm and National entered into an agreement for Royal Palm to sell National or its assigns, for nominal consideration, an aggregate of 3,966,700 shares of Bidville common stock in exchange for National providing consulting services to Bidville for twelve (12) months. These 3,966,700 shares are not included in the shares owned by Royal Palm as of December 31, 2003.

(3) On August 29, 2004, options to purchase 670,000 shares vested in accordance with Mr. Palandro's employment agreement and as of the date of this filing, none have been exercised but are included in a calculation of beneficial ownership in accordance with Rule 13(d).

Executive Employment Agreements

A more detailed discussion of these agreements appear elsewhere in this report.

      We presently have employment agreements with our President and Chairman, Gerald C. Parker, and our Chief Executive Officer, Michael Palandro. Under the terms of their respective employment agreements, each will receive annual salaries in the following amounts: Mr. Parker - $150,000 and Mr. Palandro -
$120,000, for a period of three years from the date of their respective agreements. Compensation for their services also include stock options to purchase up to 1,000,000 and 2,010,000 shares of our common stock, respectively, at a price of $4.27 and $0.001 per share, respectively. These options vest in one-third increments on each anniversary date of the agreement, commencing on the 13th month of the employment agreement. On August 29, 2004, options to purchase 670,000 shares vested in accordance with Mr. Palandro's employment agreement and as of the date of this report, none have been exercised.

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

Item 12 - Certain Relationships and Related Transactions

      Bidville and Dr. Edward Orlando, NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando will provide certain management consulting services to the Company and retain a position on the Company's Board of Directors for a one year period.

      As compensation under this Consulting Agreement, Dr. Orlando received certain property of the Company, including computer and other electronic equipment, as well as the forgiveness of certain funds advanced by the Company to Dr. Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control. Dr. Orlando was also reimbursed for all reasonable out-of-pocket expenses incurred as a Director of the Company, so long as said expenses had prior written authorization of the Company's management. This agreement expired on August 24, 2004 and was not renewed. As a result, Dr. Orlando no longer serves as a director of the Company.

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

2.4      [7]   Aquisition  Agreement  between  Bidville,  Inc.,  and 321 Play,
               Inc., dated March 24, 2004.

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

10.14     [7]  Consulting   Agreement   between   Bidville,   Inc.  and  Mirador
               Consulting, Inc. dated January 4, 2004.

10.15     [7]  Consulting Agreement  between  Bidville, Inc. and RMN Consulting,
               LLC dated February 19, 2004.

10.16     [7]  Consulting  Agreement  between  Bidville,  Inc. and CEOcast, Inc.
               dated January 29, 2004.

10.17     [7]  Consulting  Agreement between  Bidville,  Inc. and CRA Consulting dated March 17, 2004.

10.18     [8]  Consulting   Agreement  between   NoBidding,  Inc.  and  National
               Securities Corporation dated September 1, 2003.

10.19     [8]  Financial  Advisory and Consulting  Agreement  between  Bidville,
               Inc. and National Securities Corporation dated December 12, 2003.

10.20     [8]  Consulting Agreement between Bidville,  Inc. and Empire Financial
               Group, Inc. dated March 31, 2004.

10.21     [8]  Advisory Agreement between Bidville, Inc. and Blackmor Group Inc.
               dated April 1, 2004.

10.22     [8]  Software Lease Agreement between Bidville,  Inc. and Thunderstone
               Software LLC dated April 6, 2004.

10.23     [8]  Agreement between Bidville, Inc. and EU-IR.com dated December 12,
               2003.

10.24     [8]  Consulting Agreement between NoBidding,  Inc./Bidville,  Inc. and
               EU-IR.com dated January 5, 2004.

10.25     [8]  Consulting Agreement between 321 Play Inc. and Mezhcorp, LLC Inc.
               dated March 24, 2004.

10.26     [8]  Executive  Employment  Agreement  between 321 Play Inc. and Alina
               Mezhbovski dated March 24, 2004.

10.27     [9]  Stock  Purchase  Agreement  by  and  between  Bidville,  Inc. and
               Langley Park Investments PLC (previously filed as Exhibit 10.1 on Form 8-K).

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

-------------------------------------

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

[4] Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 2, 2001.

[5] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed April 28, 2003.

[6] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December 10, 2003.

[7] Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed April 2, 2004.

[8] Incorporated herein by reference to the Company's amended Annual Report on Form 10-KSB/A, filed May 7, 2004.

[9] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed September 10, 2004.

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

      A report on Form 8-K was filed on February 12, 2004 reporting that Bidville executed a nonbinding letter of intent on February 11, 2004 for the acquisition of 321 PLAY, Inc. and Buy Sell Connections, Inc. The report indicated that the Company plans to use the acquisition to expand its online product offerings.

      A report on Form 8-K was filed on May 27, 2004, reporting that the Company had distributed a press release on May 25, 2004, discussing the Company's results of operations for the fiscal quarter ended March 31, 2004, a copy of which was attached thereto.

      A report on Form 8-K was filed on August 9, 2004, reporting a change in accountants after the Company received notice on August 3, 2004 that its auditor had resigned and withdrawn his previously issued review report for the Registrant's interim financial statements for the quarter ended March 31, 2004 and appointing a new independent accountant.

      A report on Form 8-K was filed on September 10, 2004, reporting the issuance of 6,315,789 shares of unregistered common stock of the Company to Langley Park Investments PLC.

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


                [Balance of this page intentionally left blank]

                          BIDVILLE, INC. AND SUBSIDIARY

                     INDEX TO RESTATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                      F-2

RESTATED FINANCIAL STATEMENTS

   Restated Consolidated Balance Sheets of Bidville, Inc.
     as of December 31, 2003 and 2002                                                   F-3

   Balance Sheets of NoBidding, Inc.
     as of August 25, 2003 and August 26, 2003 - pre and post-acquisition               F-4

   Restated Consolidated Statements of Operations and Comprehensive Loss
     for the period from August 25, 2003 to December 31, 2003 (post-acquisition);
     for the period from January 1, 2003 to August 25, 2003 (pre-acquisition); and
     for the year ended December 31, 2002 (pre-acquisition)                             F-5

   Restated Consolidated Statement of Changes in Stockholders' Equity
     for the periods ended December 31 2003, August 25, 2003
       and the year ended December 31, 2002                                             F-7

   Restated Consolidated Statements of Cash Flows
     for the period from August 25, 2003 to December 31, 2003 (post-acquisition);
     for the period from January 1, 2003 to August 25, 2003 (pre-acquisition); and
     for the year ended December 31, 2002 (pre-acquisition)                             F-8

   Notes to the Restated Consolidated Financial Statements                             F-10

                        LETTERHEAD OF S. W. HATFIELD, CPA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Bidville, Inc.
   (formerly American Recreational Enterprises, Inc.)

We have audited the accompanying restated consolidated balance sheets of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company) (a Nevada corporation) and Subsidiary (a New Jersey corporation) as of December 31, 2003 and 2002 and the related restated consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through August 25, 2003 and the year ended December 31, 2002, respectively. Additionally, we have audited the balance sheets of the Company's wholly-owned subsidiary, NoBidding, Inc., of as of August 26, 2003 (date of acquisition by Royal Palm Capital Group, Inc., a Florida corporation) and August 25, 2003 (pre-acquisition). All of these financial statements are collectively the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) and Subsidiary as of December 31, 2003 and 2002 and the financial position of NoBidding, Inc. as of August 26 and 25, 2003, respectively, and the results of the restated consolidated operations and cash flows of Bidville, Inc. for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through August 25, 2003 and the year ended December 31, 2002, respectively, in conformity with accounting principles generally accepted in the United States of America.

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on March 6, 2004 (except for Note K as to which the date is March 24, 2004). Subsequent to the date of that Report, Management of the Company discovered that certain consulting contracts had their respective terms and conditions either erroneously disclosed or that certain contracts entered into not been disclosed. Management updated these disclosures and we reissued our audit report on these revised financial statements on May 5, 2004.

                                  - CONTINUED -

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                   - PAGE 2 -

On December 12, 2003,  Bidville,  Inc.,  Royal Palm Capital Group,  Inc.  (Royal
Palm) and National Securities Corporation (National) entered into a "Financial Advisory and Consulting Agreement". Management's initial accounting interpretation, with which we concurred at the time, was that this contract would be deemed to be funded, and consideration paid, at the date 3,966,700 shares were physically transferred from Royal Palm to National in February 2004. Subsequently, upon further evaluation of the underlying contract, Management determined that the appropriate measurement date for recording the economic transaction was the contract execution date of December 12, 2003.

Management also made a retroactive decision to restate the "compensation expense" related to the sale of 4,410,000 shares of common stock at a price of $0.50 per share to reflect 100% of the difference between the closing market price on the date of closing instead of using a historically accepted discounted closing market price as previously reported.

Accordingly, these matters created a situation requiring the restatement of the Company's financial statements as of and for the period from August 26, 2003 through December 31, 2003. The results of these findings resulted in an additional charge of approximately $15,866,300 being charged to operations at the transaction measurement date and an additional charge of approximately $12,212,700 to "compensation expense" for the revaluation of the common stock sale with a corresponding credit to Additional paid-in capital for each transaction.

Accordingly, we withdraw our opinions dated March 6, 2004 (except for Note K as to which the date is March 24, 2004) and May 5, 2004. No reliance should be placed either of these opinions.



                                                       /s/ S. W. Hatfield, CPA
                                                       -------------------------
                                                           S. W. HATFIELD, CPA
Dallas, Texas
September 22, 2004

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                               (RESTATED)
                                            (post-acquisition)      (pre-acquisition)
                                               December 31,           December 31,
                                                   2003                   2002
                                               ------------           ------------
                        ASSETS

CURRENT ASSETS
   Cash on hand and in bank                    $  2,053,306           $        575
   Due from former officer                               --                  4,842
   Prepaid expenses                                      --                  1,800
                                               ------------           ------------
     TOTAL CURRENT ASSETS                         2,053,306                  7,217
                                               ------------           ------------

PROPERTY AND EQUIPMENT - AT COST                      7,500                 77,269
   Less Accumulated depreciation                     (1,665)               (53,938)
                                               ------------           ------------
     NET PROPERTY AND EQUIPMENT                       5,835                 23,331
                                               ------------           ------------

OTHER ASSETS
   Domain name                                        3,000                  3,000
   Deposits and other                                 1,456                  2,700
   Goodwill                                         290,616                     --
                                               ------------           ------------
       TOTAL OTHER ASSETS                           295,072                  5,700
                                               ------------           ------------

TOTAL ASSETS                                   $  2,354,213           $     36,248
                                               ============           ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                    $    334,472           $      1,813
   Due to controlling shareholder(s)                102,398                     --
   Income taxes payable                                 240                    790
                                               ------------           ------------
     TOTAL CURRENT LIABILITIES                      437,110                  2,603
                                               ------------           ------------

LONG-TERM LIABILITIES
   Deferred tax liability                                --                  5,005
                                               ------------           ------------
     TOTAL LIABILITIES                              437,110                  7,608
                                               ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                         --                     --
   Common stock - $0.001 par value
     200,000,000 shares authorized
     29,770,007 and 25,360,007                       29,770                 25,360
   Additional paid-in capital                    40,263,230                (24,360)
   Retained Earnings (Deficit)                  (38,375,897)                27,640
                                               ------------           ------------
     TOTAL STOCKHOLDERS' EQUITY                   1,917,103                 28,640
                                               ------------           ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $  2,354,213           $     36,248
                                               ============           ============

   The accompanying notes are an integral part of these financial statements.

                                 NOBIDDING, INC.
                  (A wholly-owned subsidiary of Bidville, Inc.)
                                 BALANCE SHEETS
    August 25, 2003 (pre-acquisition) and August 26, 2003 (post-acquisition)

                                                      (pre-acquisition)  (post-acquisition)
                                                          August 25,         August 26,
                                                             2003               2003
                                                      -----------------  ------------------
                          ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                $    874           $    874
   Due from majority shareholder                              4,841                 --
                                                           --------           --------
     TOTAL CURRENT ASSETS                                     5,715                874
                                                           --------           --------

PROPERTY AND EQUIPMENT - AT COST                             77,269              7,500
   Less Accumulated depreciation                            (70,206)                --
                                                           --------           --------
     NET PROPERTY AND EQUIPMENT                               7,063              7,500
                                                           --------           --------

OTHER ASSETS
   Domain name                                                3,000              3,000
   Goodwill                                                      --            290,616
                                                           --------           --------
       TOTAL OTHER ASSETS                                     3,000            293,616
                                                           --------           --------

TOTAL ASSETS                                               $ 15,778           $301,990
                                                           ========           ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                $  1,600           $  1,600
   Income taxes payable                                         240                240
                                                           --------           --------
     TOTAL CURRENT LIABILITIES                                1,840              1,840
                                                           --------           --------

LONG-TERM LIABILITIES
   Deferred tax liability                                     5,005                 --
                                                           --------           --------
     TOTAL LIABILITIES                                        6,845              1,840
                                                           --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Common stock - no par value
     100 shares authorized
     100 shares issued and outstanding                        1,000            300,150
   Retained Earnings (Deficit)                                7,933                 --
                                                           --------           --------
     TOTAL STOCKHOLDERS' EQUITY                               8,933            300,150
                                                           --------           --------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                  $ 15,778           $301,990
                                                           ========           ========

The accompanying notes are an integral part of these financial statements.

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
            RESTATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     Period from August 26, 2003 to September 30, 2003 (post-acquisition);
        Period from January 1, 2003 to August 25, 2003 (pre-acquisition);
                 Year ended December 31, 2002 (pre-acquisition)

                                                  (RESTATED)
                                               (post-acquisition)     (pre-acquisition)      (pre-acquisition)
                                                  Period from            Period from
                                                August 26, 2003        January 1, 2003              Year
                                                       to                     to                   ended
                                                  December 31,             August 25,           December 31,
                                                      2003                   2003                   2002
                                                  ------------           ------------           ------------
REVENUES - net                                    $     15,604           $     30,023           $     38,083
COST OF SALES                                          (42,046)               (18,426)               (18,565)
                                                  ------------           ------------           ------------

GROSS PROFIT                                           (26,442)                11,597                 19,518
                                                  ------------           ------------           ------------

OPERATING EXPENSES
   Selling expenses                                      2,885                     --                     --
   General and administrative expenses
     Administrative compensation                        52,285                     --                  3,837
     Professional fees                                 134,790                  4,084                  1,250
     Professional fee consideration
       "paid" by controlling shareholder
       through sale of common stock                 15,866,300                     --                     --
     Other operating expenses                           27,030                 10,952                 13,259
     Depreciation                                        1,665                 16,268                 25,458
     Compensation expense related to
       common stock issuances at less
       than "fair value"                            22,264,500                     --                     --
                                                  ------------           ------------           ------------
     TOTAL OPERATING EXPENSES                       38,349,455                 31,304                 43,804
                                                  ------------           ------------           ------------

LOSS FROM OPERATIONS                               (38,375,897)               (19,707)               (24,286)

PROVISION FOR INCOME TAX
   BENEFIT (EXPENSE)                                        --                     --                  6,970
                                                  ------------           ------------           ------------

NET LOSS                                           (38,375,897)               (19,707)               (17,316)

OTHER COMPREHENSIVE INCOME                                  --                     --                     --
                                                  ------------           ------------           ------------

COMPREHENSIVE LOSS                                $(38,375,897)          $    (19,707)          $    (17,316)
                                                  ============           ============           ============

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted             $      (1.51)                   nil                    nil
                                                  ============           ============           ============

Weighted-average number of shares
   of common stock outstanding                      25,487,404             25,360,007             25,360,007
                                                  ============           ============           ============

The accompanying notes are an integral part of these financial statements.

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
              RESTATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     Periods ended December 31, 2003, August 25, 2003 and December 31, 2002

                                                    Common Stock                Additional
                                          -------------------------------         paid-in          Accumulated
                                             Shares              Amount           capital            deficit              Total
                                          ------------       ------------       ------------       ------------        ------------
BALANCES AT
   JANUARY 1, 2002                          25,360,007       $     25,360       $    (24,360)      $     44,956        $     45,956

Net loss for the year                               --                 --                 --            (17,316)            (17,316)
                                          ------------       ------------       ------------       ------------        ------------

BALANCES AT
   DECEMBER 31, 2002                        25,360,007             25,360            (24,360)            27,640              28,640

Net loss for the period                             --                 --                 --            (19,707)            (19,707)
                                          ------------       ------------       ------------       ------------        ------------

BALANCES AT
   AUGUST 25, 2003                          25,360,007             25,360            (24,360)             7,933               8,933

Effect of change in control
   of Bidville, Inc. on
   August 25, 2003 and
   reverse acquisition transaction
   on December 10, 2003                     20,000,000             20,000            306,135             (7,933)            318,202
Acquisition and retirement
   of treasury stock on
   December 10, 2003                       (20,000,000)           (20,000)           (30,000)                --             (50,000)
Capital contributed to
   support operations                               --                 --             23,015                 --              23,015
Transfer of common stock
   owned by controlling
   shareholder at below
   "fair value" to provide
   consideration for a
   professional services
   contract, as restated                            --                 --         15,866,300                 --          15,866,300
Sale of common stock
   pursuant to private
   placement memorandum                      4,410,000              4,410          2,200,590                 --           2,205,000
   Less costs to obtain capital                     --                 --           (342,950)                --            (342,950)
   Compensation expense related
      to sale at less than "fair value"             --                 --         22,264,500                 --          22,264,500

Net loss for the period                             --                 --                 --        (38,375,897)        (38,375,897)
                                          ------------       ------------       ------------       ------------        ------------

BALANCES AT
   DECEMBER 31, 2003                        29,770,007       $     29,770       $ 40,263,230       $(38,375,897)       $  1,917,103
                                          ============       ============       ============       ============        ============

The accompanying notes are an integral part of these financial statements.

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                        RESTATED STATEMENTS OF CASH FLOWS
      Period from August 26, 2003 to September 30, 2003 (post-acquisition);
        Period from January 1, 2003 to August 25, 2003 (pre-acquisition);
                 Year ended December 31, 2002 (pre-acquisition)

                                                                (RESTATED)
                                                             (post-acquisition)     (pre-acquisition)      (pre-acquisition)
                                                                Period from           Period from
                                                              August 26, 2003        January 1, 2003             Year
                                                                     to                     to                   ended
                                                                December 31,             August 25,           December 31,
                                                                    2003                   2003                   2002
                                                                ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                      $(38,375,897)          $    (19,707)          $    (17,316)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
     Depreciation                                                      1,665                 16,268                 25,458
     Transfer of common stock owned by controlling
       shareholder at below "fair value" to provide
       consideration for a professional services
       contract, as restated                                      15,866,300                     --                     --
     Compensation expense related to common
       stock issuances at less than "fair value"                  22,264,500                     --                     --
     Deferred income taxes                                                --                     --                 (7,520)
     (Increase) Decrease in
       Prepaid expenses                                                   --                  1,800                   (900)
       Deposits and other assets                                      (1,456)                (2,700)                   (20)
     Increase (Decrease) in
       Accounts payable                                              121,150                   (213)                  (381)
       Income taxes payable                                               --                   (550)                   529
                                                                ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (123,738)                (5,102)                  (150)
                                                                ------------           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced (to) from former majority shareholder                    --                  5,401                   (304)
   Purchase of property and equipment                                     --                     --                 (1,025)
                                                                ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                     --                  5,401                 (1,329)
                                                                ------------           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash from sale of common stock                                  2,205,000                     --                     --
   Cash paid to acquire capital                                     (131,228)                    --                     --
   Funds provided by majority shareholder                            102,398                     --                     --
                                                                ------------           ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                              2,176,170                     --                     --
                                                                ------------           ------------           ------------

INCREASE (DECREASE) IN CASH                                        2,052,432                    299                 (1,479)
Cash at beginning of period                                              874                    575                  2,054
                                                                ------------           ------------           ------------

CASH AT END OF PERIOD                                           $  2,053,306           $        874           $        575
                                                                ============           ============           ============


                                  - CONTINUED -

The accompanying notes are an integral part of these financial statements.

                          BIDVILLE, INC. AND SUBSIDIARY
               (formerly American Recreational Enterprises, Inc.)
                        RESTATED STATEMENTS OF CASH FLOWS
      Period from August 26, 2003 to September 30, 2003 (post-acquisition);
        Period from January 1, 2003 to August 25, 2003 (pre-acquisition);
                 Year ended December 31, 2002 (pre-acquisition)

                                                                (RESTATED)
                                                             (post-acquisition)     (pre-acquisition)      (pre-acquisition)
                                                                Period from           Period from
                                                              August 26, 2003        January 1, 2003             Year
                                                                     to                     to                   ended
                                                                December 31,             August 25,           December 31,
                                                                    2003                   2003                   2002
                                                                ------------           ------------           ------------
SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                               $         --           $         --           $         --
                                                                ============           ============           ============
     Income taxes paid for the period                           $         --           $         --           $         21
                                                                ============           ============           ============

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Amounts to be paid for capital placement
       accrued as a component of accounts payable               $    211,722           $         --           $         --
                                                                ============           ============           ============


The accompanying notes are an integral part of these financial statements.

                          BIDVILLE, INC. AND SUBSIDIARY
                     NOTES TO RESTATED FINANCIAL STATEMENTS

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

                (Remainder of this page left blank intentionally)

                          BIDVILLE, INC. AND SUBSIDIARY

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

NOTE C - CHANGE IN CONTROL AND GOODWILL

On August 25, 2003 (Closing Date), NoBidding, Inc. (NoBidding) experienced a change in control whereby 85 shares of the 100 shares of issued and outstanding stock (85.0%) of NoBidding was sold by the then sole shareholder, Dr. Edward Orlando (Seller), to Royal Palm Capital Group, Inc. (a Florida corporation) (collectively Purchasers) for gross proceeds of $300,000. The purchase price was paid with cash in the amount of approximately $225,000 on or in advance of the Closing Date and a note payable to Dr. Orlando by Royal Palm Capital Group, Inc. in the amount of $75,000, bearing interest at 6.0% per annum which was paid in full, including accrued interest, on or before the original maturity date of February 21, 2004. The $75,000 note was secured by the 85 shares of stock purchased by Safety Harbor Capital Corporation LLC and Royal Palm Capital Group, Inc.

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

The goodwill developed in this transaction was pushed down to the NoBidding financial statements as follows:

      Cash paid                                                 $ 225,000
      Note payable given and subsequently paid                     75,000
                                                                ---------
      Total purchase price                                        300,000
                                                                ---------

      Fair market value of assets purchased                       (11,374)
      Fair market value of liabilities assumed                      1,990
                                                                ---------
                                                                   (9,384)

      Goodwill incurred in the purchase                         $ 290,616
                                                                =========

NOTE D - CORRECTION OF AN ERROR AND FINANCIAL STATEMENT RESTATEMENT

On December 10, 2003, the Company conducted a reverse acquisition transaction with NoBidding, Inc. (a New Jersey corporation). On December 12, 2003, concurrent with the December 10, 2003 change in control transaction, the Company, Royal Palm and National Securities Corporation (National) entered into a "Financial Advisory and Consulting Agreement", whereby National will render consulting advice to the Company relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a one (1) year period, ending December 31, 2004. As compensation for these services, Royal Palm agreed to sell National 3,966,700 shares of the Company's common stock owned by Royal Palm (approximately 13.32% of the total issued and outstanding common stock at December 31, 2003 and approximately 15,64% of the total issued and outstanding at the December 12, 2003 transaction date) for a purchase price of $500.00.

Management's initial interpretation was that the contract would be deemed to be funded, and consideration paid, at the date the 3,966,700 shares were physically transferred to National in February 2004. Subsequently, upon further evaluation of the underlying contract, management determined that the measurement date for recording the economic transaction was the contract execution date of December 12, 2003.

The effect of the consideration "paid" by Royal Palm was pushed down to the Company's financial statements, as the recipient of the related services, using the 100% of the closing price of the Company's common stock on December 12, 2003, less the $500 cash paid by National to Royal Palm upon transfer. This calculation values the consideration at approximately $15,866,300. As the contract with National is "non-exclusive" with "best judgment and efforts" on the part of National and "[National] shall not be obligated to spend any specific amount of time performing its duties", the Company, utilizing the premise of conservatism, has charged the entire consideration "paid" to operations on the first day of the underlying contract.

This error also caused an understatement in professional fees for the period from August 26, 2003 through December 31, 2003 and an understatement in additional paid-in capital.

Concurrent with Management's decision to use 100% of the closing market price in connection with the above listed December 12, 2003 transaction, Management also modified the estimates used in the December 22, 2003 sale of restricted, unregistered common stock to use the same calculation method to determine the "compensation expense" related to the December 22, 2003 sale of 4,410,000 shares of common stock at $0.50 per share, which was significantly less than the quoted closing price of Company's common stock on the transaction date. The effect of this change in estimate caused an additional $12,212,700 to operations as "compensation expense related to common stock issuances at less than "fair value".

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE D - CORRECTION OF AN ERROR AND FINANCIAL STATEMENT RESTATEMENT - CONTINUED

The effect of any and all changes are reflected in the accompanying restated financial statements as of the respective date of the transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                        (RESTATED)
                                    (post-acquisition)  (pre-acquisition)  (pre-acquisition)
                                        Period from       Period from
                                      August 26, 2003    January 1, 2003       Year
                                             to                to              ended           Cumulative
                                        December 31,        August 25,      December 31,       effect of
                                            2003              2003              2002             changes
                                        ------------      ------------      ------------      ------------
Net Loss, as previously reported        $(10,296,897)     $    (19,707)     $    (17,316)

Effect of the correction of an error
   Transfer of common stock owned
     by controlling shareholder at
     below "fair value" to provide
     consideration for a professional
     services contract, as restated      (15,866,300)               --                --        15,866,300
Effect of a change in estimate
   Restatement of compensation
     expense related to common
     stock sales at  less than
     "fair value"                        (12,212,700)               --                --        12,212,700
                                        ------------      ------------      ------------      ------------
   Total effect of changes
     on Loss from Operations
     and Net Loss                        (28,079,000)               --                --      $ 28,079,000
                                        ------------      ------------      ------------      ============

Net Loss, as restated                   $(38,375,897)     $    (19,707)     $    (17,316)
                                        ============      ============      ============

Earnings per share,
   as previously reported               $      (0.40)     $         --      $         --
Total effect of changes                        (1.11)               --                --
                                        ------------      ------------      ------------

Earnings per share, as restated         $      (1.51)     $         --      $         --
                                        ============      ============      ============

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

      The optional enhancements and the corresponding fee structure are as follows:

           Enhancement                                            Fee
           ------------                                   ------------------
           Bold Face Title                                      $0.25
           Highlight                                            $0.25
           Take It!                                              FREE
           Gift Center Icon                                     $0.50
           Category Feature                                     $2.50
           Homepage Feature                                     $5.00
           Banner                                               $0.25
           Photo Gallery                                        $0.10

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.    Revenue Recognition and Accounts receivable - continued

      Enhancement Fees - continued

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

      Billing System

      Sellers are essentially divided into two billing cycles:

            Cycle 1 - for sellers who registered with the Company between the 1st and 14th of any month, and Cycle 2 - for sellers who registered with the Company between the 15th and 31st of the month.

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

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8.    Earnings (loss) per share - continued

      As of December 31, 2003, August 25, 2003 and December 31, 2002, the Company's issued and outstanding warrants, options and/or convertible debt, if any, are considered to be anti-dilutive due to the Company's net operating loss position..

9.    Stock-Based Compensation

      Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25.

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

                (Remainder of this page left blank intentionally)

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2003, August 25, 2003 and December 31, 2002, respectively:

                                        (post-acquisition) (pre-acquisition)  (pre-acquisition)
                                           December  31,       August 25,         December 31,
                                               2003               2003               2002
                                        ------------------ -----------------  -----------------
      Computer equipment                     $  7,500           $ 76,435           $ 76,435
      Office equipment                             --                834                834
                                             --------           --------           --------
                                                7,500             77,269             77,269
      Less Accumulated depreciation            (1,665)           (70,206)           (53,938)
                                             --------           --------           --------

      Net property and equipment             $  5,835           $  7,063           $ 23,331
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

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through August 25, 2003 (date of change in control) and the year ended December 31, 2002, respectively, are as follows:

                          (post-acquisition)    (pre-acquisition)      (pre-acquisition)
                             Period from          Period from
                           August 26, 2003      January 1, 2003               Year
                                  to                    to                   ended
                             December 31,           August 25,             December 31,
                                 2003                  2003                   2002
                          ------------------    -----------------      -----------------
      Federal:
        Current                $    --               $    --                $    --
        Deferred                    --                    --                 (6,215)
                               -------               -------                -------
                                    --                    --                 (6,215)
                               -------               -------                -------
      State:
        Current                     --                    --                    550
        Deferred                    --                    --                 (1,305)
                               -------               -------                -------
                                    --                    --                   (755)
                               -------               -------                -------
        Total                  $    --               $    --                $(6,970)
                               =======               =======                =======

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

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for the period from August 26, 2003 to December 31, 2003, the period from January 1, 2003 to August 25, 2003 (date of change in control) and the year ended December 31, 2002, respectively, differed from the statutory rate of 34% as noted below:

                                                      (post-acquisition)          (pre-acquisition)           (pre-acquisition)
                                                         Period from                 Period from
                                                       August 26, 2003             January 1, 2003                  Year
                                                              to                          to                        ended
                                                         December 31,                 August 25,                 December 31,
                                                             2003                        2003                        2002
                                                         ------------                ------------                ------------
Statutory rate applied to
   loss before income taxes                              $(13,048,000)               $     (6,700)               $     (8,250)
Increase (decrease) in
  income taxes resulting from:
     State income taxes                                            --                          --                         550
     Deferred income taxes                                         --                          --                      (7,520)
     Non-deductible items:
       Compensation expense related to
         common stock issued at less than
         "fair value                                        7,570,000                          --                          --
       Sale of common stock owned by
         controlling shareholder at below
         "fair value" to provide consideration
         for a professional services contract,
         as restated                                        5,395,000                          --                          --
     Other, including reserve
       for deferred tax asset and
       effect of graduated tax
       brackets                                                83,000                       6,700                       8,250
                                                         ------------                ------------                ------------

         Total                                           $         --                $         --                $     (6,970)
                                                         ============                ============                ============

Temporary differences, consisting primarily of statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003, August 25, 2003 and December 31, 2002, respectively:

                                                       December 31,            August 25,           December 31,
                                                           2003                   2003                  2002
                                                       ------------            ----------           ------------
      Deferred tax assets
         Net operating loss carryforwards               $ 83,000                $    --               $     --
           Less valuation allowance                      (83,000)                    --                     --
                                                        --------                -------               --------

             Net Deferred Tax Asset                     $     --                $    --               $     --
                                                        ========                =======               ========

      Deferred tax liability
           Differences in
             Accumulated Depreciation
               Federal                                  $     --                $    --               $  3,990
               State                                          --                     --                  1,015
                                                        --------                -------               --------

               Total                                    $     --                $    --               $  5,005
                                                        ========                =======               ========

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE H - INCOME TAXES - CONTINUED

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

As the closing price of the Company's common stock was in excess of the respective price per share on the respective transaction date, the Company recognized a charge to operations for "compensation expense related to common stock issuances at less than "fair value". The effect of this transaction resulted in a cumulative charge to operations of approximately $22,264,500.

The Company paid or accrued the following fees and/or bonuses upon the conclusion of this offering:

     $143,000 to National Securities Corporation;
     $143,325 to EU-IR.com, an Austrian corporation, pursuant to an Agreement dated December 12, 2003; and
     $50,000 performance bonus to Gerald Parker, the Company's Chairman.

The Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003. As of September 22, 2004, the Company has not filed the contractually obligated Registration Statement.

                (Remainder of this page left blank intentionally)

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE J - STOCK OPTIONS

On August 24, 2003, NoBidding entered into an Executive Employment Agreement with Mr. Michael Palandro (Palandro) under which Palandro will serve as NoBidding's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Palandro received options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations.

On August 28, 2003, NoBidding entered into an Executive Employment Agreement with Mr. Alan Phiet Pham (Pham) under which Pham will serve as NoBidding's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Pham received options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations.

On August 28, 2003, NoBidding entered into an Executive Employment Agreement with Ms. Kim Cullen (Cullen) under which Cullen will serve as NoBidding's Director of Marketing for a period of three (3) years, through August 31, 2006. Under her agreement, Cullen received options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations.

                                                               Weighted average
                                                               price per share
                                                               ----------------
  Options outstanding at January 1, 2002             --               --
    Issued                                           --               --
    Exercised                                        --               --
    Expired/Terminated                               --               --
                                              ---------

  Options outstanding at December 31, 2002           --               --
    Issued                                    2,210,000             $0.001
    Exercised                                        --               --
    Expired/Terminated                               --               --
                                              ---------

  Options outstanding at December 31, 2003    2,210,000             $0.001
                                              =========

The weighted average exercise price of all issued and outstanding options at December 31, 2003 is approximately $0.001.

The issued and outstanding options have no defined expiration date and the Company used an imputed 60 month life for all option valuation calculations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) . Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the period from August 26, 2003 through December 31, 2003, the period from January 1, 2003 through August 25, 2003 (date of change in control) and the year ended December 31, 2002, respectively, would have increased to the pro forma amounts indicated below:

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE J - STOCK OPTIONS - CONTINUED

                                                            (RESTATED)
                                                        (post-acquisition)  (pre-acquisition)  (pre-acquisition)
                                                            Period from        Period from
                                                          August 26, 2003    January 1, 2003           Year
                                                                  to                to                 ended
                                                             December 31,        August 25,         December 31,
                                                                 2003              2003                 2002
                                                        ------------------  -----------------  -----------------
Net Loss, as restated                                       $(38,375,897)        $(19,707)           $(17,316)
   Add stock based employee compensation
     expense included in net income, net of taxes                     --               --                   --
   Less total stock based employee compensation
     expense determined under fair value method
     for all awards, net of tax                                  (22,329)              --                   --
                                                              ----------           ------               ------

Pro forma Net Loss                                          $(38,398,226)        $(19,707)            $(17,316)
                                                              ==========           ======               ======

Earnings per weighted-average share of
   common stock outstanding
     Basic - as reported                                       $(1.51)              $(0.00)             $(0.00)
                                                                 ====                 ====                ====
     Basic - pro forma                                         $(1.51)              $(0.00)             $(0.00)
                                                                 ====                 ====                ====
     Fully diluted - as reported                               $(1.51)              $(0.00)             $(0.00)
                                                                 ====                 ====                ====
     Fully diluted - pro forma                                 $(1.51)              $(0.00)             $(0.00)
                                                                 ====                 ====                ====

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003: dividend yield of 0%, expected volatility of 200% (using the resources at
www.accex.nl/impliedvolatilitycalculator), a risk-free interest rate of approximately 3.0%, and an expected life of five years.

The weighted-average fair value of options covering approximately 2,210,000 shares of common stock granted during the year ended December 31, 2003 for which the exercise price was less than the market price on the grant date was $0.05 and the weighted-average exercise price was $0.001.

No stock options were granted during the year ended December 31, 2003 for which the exercise price was equal to or in excess of the market price on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                (Remainder of this page left blank intentionally)

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE K - STOCK WARRANTS

In conjunction with the December 2003 sale of an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to a Private Placement Memorandum, the Company issued, to the Purchasers of the Company's common stock, an aggregate 4,410,000 1/2 Warrants to purchase the Company's common stock at a price of $1.00 per share for each full Warrant. Due to the uncertainty of the ultimate exercise of these options, no portion of the gross offering proceeds were allocated to the warrants.

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

                                Warrants         Warrants
                               originally     outstanding at
                                 issued      December 31, 2003    Exercise price
                               ----------    -----------------    --------------

12/03 PPM 1/2 Warrants         2,205,000          2,205,000      $1.00 per share
                               =========          =========

NOTE L - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company paid or accrued approximately $11,030 in professional fees to Gary Alexander, CPA, an individual who is a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.

NOTE M - COMMITMENTS AND CONTINGENCIES

Leased office facilities

The Company maintains an executive mailing address in office facilities provided by it's controlling shareholder, Royal Palm Capital Group, Inc. The Company pays no rent or other fees for the use of this mailing address as these offices are used virtually full-time by other businesses of the Company's majority shareholders.

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

Future minimum lease payments due under this agreement are as follows:

                                    Year ending
                                    December 31            Amount
                                    -----------           --------

                                       2004               $ 48,563
                                       2005                 34,800
                                       2006                 34,800
                                       2007                  8,700
                                                          --------

                                       Total              $126,863
                                                          ========

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

National Securities Corporation - On September 1, 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation (National) for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months. For such services, the Company is obligated to pay National $20,000 per month. However, in the event that the Company closes and debt or equity financing in which the net proceeds to the Company exceed $1,000,000; then within 20 days after the closing of such financing, the Company shall pay National all sums due under this Agreement. The December 2003 Private Placement Memorandum, as previously discussed, triggered the advance payment clause and the Company paid or accrued $143,000 in fees due to National as of December 31, 2003 under the terms of this agreement.

On December 12, 2003, concurrent with the December 10, 2003 change in control transaction, the Company, Royal Palm and National Securities Corporation (National) entered into a separate "Financial Advisory and Consulting
Agreement", whereby National will render consulting advice to the Company relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a one (1) year period, ending December 31, 2004. As compensation for these services, Royal Palm agreed to sell National 3,966,700 shares of the Company's common stock owned by Royal Palm (approximately 13.32% of the total issued and outstanding common stock at December 31, 2003 and approximately 15.64% of the total issued and outstanding at the December 12, 2003 transaction date) for a purchase price of $500.00.

Management's initial interpretation was that this contract would be deemed to be funded, and consideration paid, at the date the 3,966,700 shares were physically transferred to National in February 2004. Subsequently, upon further evaluation of the underlying contract, management determined that the measurement date for recording the economic transaction was the contract execution date of December 12, 2003.

The effect of the consideration "paid" by Royal Palm was pushed down to the Company's financial statements, as the recipient of the related services, using the closing price of the Company's common stock on December 31, 2003, less the $500 cash paid by National to Royal Palm upon transfer. This calculation values the consideration at approximately $15,866,300. As the contract with National is "non-exclusive" with "best judgment and efforts" on the part of National and "[National] shall not be obligated to spend any specific amount of time performing its duties", the Company, utilizing the premise of conservatism, has charged the entire consideration "paid" to operations on the first day of the underlying contract.

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

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

Consulting Agreements - continued

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

The Company will compensate Mirador as follows: 50,000 shares of restricted, unregistered common stock for $50.00, which was below the "fair value" of the Company's common stock at the agreement execution date. Accordingly, the Company will recognize a non-cash charge to operations of approximately $249,950. Further, the Company is required to pay $5,000 cash per month; due and payable at execution for month 1 and on the 1st of each month for each successive month for the term of the contract.

This consulting agreement was terminated by the Company, effective July 8, 2004.

CEOCast, Inc. - On January 29, 2004, the Company entered into a Consultant Agreement with CEOCast, Inc. of New York, New York to provide investor relation services. This agreement covers a one year period from January 29, 2004 through January 28, 2005. This agreement requires compensation as follows: $20,000 initial payment - 1st and last month; $10,000 per month on 29th of each month thereafter and the issuance of 32,000 shares of restricted, unregistered common stock at the inception of the agreement. These compensation shares have has registration rights after any secondary registration statement following the issuance of these shares goes effective. These rights are contractually defined as "not piggy back registration rights or demand registration rights". At the inception of this agreement, the closing price of the Company's common stock was $5.05 per share. The stock issued in this transaction will be valued at approximately $161,600.

This consulting agreement was terminated by the Company, effective June 8, 2004.

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

Consulting Agreements - continued

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

This consulting agreement was terminated by the Company, effective July 8, 2004.

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

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

Consulting Agreements - continued

Empire Financial Group, Inc. - continued - In the event that a "Strategic Transaction" (as defined in the agreement) is consummated, other than a financing, the Company is obligated to pay Empire a "Transaction Fee" equal to a percentage of the amount of consideration paid in such transaction, in the following manner:

             Consideration Paid                         Transaction Fee
               in Transaction                    (Percentage of Consideration)
             ------------------                  -----------------------------

              Up to $2 million                                5.0%
           $2 million - $4 million                            4.0%
           $4 million - $6 million                            3.0%
           $6 million - $8 million                            2.0%
               Over $8 million                                1.0%

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

                          BIDVILLE, INC. AND SUBSIDIARY

NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

NOTE N - SUBSEQUENT EVENTS

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

Consulting Agreements

As listed in detail in Note L - Commitments and Contingencies, the Company has entered into and cancelled various consulting contracts subsequent to December 31, 2003.

                (Remainder of this page left blank intentionally)

                                   SIGNATURES

                                 BIDVILLE, INC.
                   - - - - - - - - - - - - - - - - - - - - - -
                  (Name of Registrant as Specified in Charter)


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 29, 2004

By:

     /s/ Gerald C. Parker
     -----------------------------------------------
     Gerald C. Parker, Chairman


     /s/ Michael Palandro
     ------------------------------------------------
     Michael Palandro, President, CEO and Director


     /s/     Robert W. Pearce
     ------------------------------------------------
     Robert W. Pearce, Acting Secretary/Treasurer, and Director


     /s/ John Dewey
     ------------------------------------------------
     John Dewey, Director


      Pursuant to the requirements of the Exchange Act, this amended report has been signed by the following persons in the capacities and on the dates indicated.


Date: September 29, 2004

By:
     /s/ Gerald C. Parker
     -----------------------------------------------
     Gerald C. Parker, Chairman


     /s/     Michael Palandro
     ------------------------------------------------
     Michael Palandro, President, CEO and Director


     /s/ Robert W. Pearce
     ------------------------------------------------
     Robert W. Pearce, Acting Secretary/Treasurer and Director


     /s/ John Dewey
     ------------------------------------------------
     John Dewey, Director