Form 10QSB/A
period 2004-03-31
BIDVILLE INC
filed 2004-10-27
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

(Mark one)

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

                        Commission File Number: 000-31477

                                 BIDVILLE, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                           98-0224958
---------------------------                          ------------------------
  (State of incorporation)                           (IRS Employer ID Number)


           601 Cleveland Street, Suite 120, Clearwater, Florida 33755
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 442-9669
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES |_|  NO|X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 25, 2004: 38,265,796

Transitional Small Business Disclosure Format (check one):  YES |_|  NO |X|

                                 BIDVILLE, INC.

               Form 10-QSB/A for the Quarter ended March 31, 2004

                                Table of Contents

PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements

  Item 2 Management's Discussion and Analysis or Plan of Operation

  Item 3 Controls and Procedures

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings

  Item 2 Changes in Securities

  Item 3 Defaults Upon Senior Securities

  Item 4 Submission of Matters to a Vote of Security Holders

  Item 5 Other Information

  Item 6 Exhibits and Reports on Form 8-K

SIGNATURES

PART I
ITEM 1 - FINANCIAL STATEMENTS

                         BIDVILLE, INC. AND SUBSIDIARIES
                       RESTATED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash on hand and in bank                                        $  1,088,882
   Accounts receivable - trade                                            2,898
   Prepaid expenses                                                      35,000
                                                                   ------------
     TOTAL CURRENT ASSETS                                             1,126,780
                                                                   ------------

PROPERTY AND EQUIPMENT - AT COST                                         86,176
   Less Accumulated depreciation                                         (8,411)
                                                                   ------------
     NET PROPERTY AND EQUIPMENT                                          77,765
                                                                   ------------

OTHER ASSETS
   Deposits and other                                                     4,456
                                                                   ------------

TOTAL ASSETS                                                       $  1,209,001
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable - trade                                        $     46,734
   Other accrued liabilities                                              1,613
   Due to controlling shareholder                                        29,101
                                                                   ------------
     TOTAL CURRENT LIABILITIES                                           77,448
                                                                   ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding -
   Common stock - $0.001 par value
     200,000,000 shares authorized
     30,352,007 shares  issued and outstanding                           30,352
   Additional paid-in capital                                        43,074,248
   Accumulated (deficit)                                            (41,973,047)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                       1,131,553
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,209,001
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (UNAUDITED)

                                                    (RESTATED)
                                                       2004             2003
                                                   ------------    ------------
REVENUE
   Membership fees and charges - net               $     18,551    $     11,910
   Merchandise sales - net                               45,491              --
                                                   ------------    ------------
     TOTAL REVENUES - NET                                64,042          11,910
                                                   ------------    ------------

COST OF SALES
   Auction site costs                                    72,849           6,990
   Merchandise purchases                                 24,056              --
                                                   ------------    ------------
     TOTAL COST OF SALES                                 96,905           6,990
                                                   ------------    ------------
GROSS PROFIT                                            (32,863)          4,920
                                                   ------------    ------------

OPERATING EXPENSES
   Selling expenses                                     134,282              --
   General and administrative expenses                  331,008           4,950
   Non-cash stock compensation                        2,111,600              --
   Depreciation                                           6,746           4,950
                                                   ------------    ------------
     TOTAL OPERATING EXPENSES                         2,583,636           9,900
                                                   ------------    ------------

(LOSS) FROM OPERATIONS                               (2,616,499)         (4,980)

OTHER INCOME (EXPENSE)
    Impairment of recoverability of goodwill           (980,651)             --
                                                   ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES             (3,597,150)         (4,980)

PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                   --              --
                                                   ------------    ------------

NET (LOSS)                                         $ (3,597,150)   $     (4,980)
                                                   ============    ============

Net (loss) per  share
   basic and diluted                               $      (0.12)   $      (0.00)
                                                   ============    ============

Weighted-average number of shares
   of common stock outstanding
   basic and diluted                                 30,179,785      25,360,007
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (UNAUDITED)

                                                          (RESTATED)
                                                            2004           2003
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED IN) OPERATING ACTIVITIES                  $  (844,303)   $      (575)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired in acquisition of 321Play, Inc.              21,636             --
   Purchase of property and equipment                        (68,460)            --
                                                         -----------    -----------
NET CASH (USED IN) INVESTING ACTIVITIES                      (46,824)            --
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of advances from majority shareholder          (73,297)            --
                                                         -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES                      (73,297)            --
                                                         -----------    -----------

(DECREASE) IN CASH                                          (964,424)          (575)

Cash at beginning of period                                2,053,306            575
                                                         -----------    -----------

CASH AT END OF PERIOD                                    $ 1,088,882    $        --
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                        $        --    $        --
                                                         ===========    ===========
     Income taxes paid for the period                    $        --    $       550
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for acquisition                 $   700,000    $        --
                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE A - BASIS OF PRESENTATION, ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements as of December 31, 2003, included in the filing on Form 10-KSB.

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for its wholly-owned subsidiaries, NoBidding, Inc. and 321Play, Inc.

NoBidding, Inc. (NoBidding) was incorporated on April 19, 1999, pursuant to the laws of the State of New Jersey. NoBidding provides an online website-based auction venue for third party buyers and sellers under the assumed name of "Bidville.com".

321Play, Inc. (321Play) was incorporated on August 22, 2003 in accordance with the laws of the State of New York. 321Play is a reseller of discounted sports merchandise through the NoBidding auction website and other unaffiliated websites.

NOTE B - GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2004, the Company incurred net losses of $3,597,150 and has an accumulated deficit of $41,973,047.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing additional equity financing for its operations and to expand its operations. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand its operations may result in the Company not being able to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C - PREPARATION OF FINANCIAL STATEMENTS

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

NOTE D - IMPAIRMENT OF ASSETS

Goodwill aggregating $980,651 was determined to be impaired at March 31, 2004, by management and was charged to operations during the period (see Notes E and F).

NOTE E - ACQUISITION OF 321PLAY, INC.

On March 24, 2004, the Company entered into an Acquisition Agreement with 321 Play, Inc. (a privately-owned New York corporation which commenced operations during August 2003). Pursuant to the agreement, the Company agreed to exchange 500,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of 321 Play, Inc. The shares of common stock issued were valued at their fair market value on the date of the transaction and were issued subsequent to March 31, 2004.

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

The Company used the purchase method of accounting for the acquisition of 321Play, Inc.

The purchase price of 321Play, Inc. was as follows:

Cash paid                                                             $      --
Common shares issued                                                    700,000
                                                                      ---------
Total purchase price                                                    700,000
                                                                      ---------

Fair market value of assets purchased                                   (32,211)
Fair market value of liabilities assumed                                 22,246
                                                                      ---------
                                                                         (9,965)
Goodwill                                                              $ 690,035
                                                                      =========

Due to the lack of operating history for 321Play, Inc. as compared to the value of the common stock of the Company given in the acquisition of 321Play, Inc., Management determined that a charge to operations for the goodwill was appropriate at March 31, 2004 (see Note D).

Had the operations of 321Play, Inc. been included in the consolidated operations of the Company since the beginning of the current year the unaudited results of operations would have been as follows:

Net Sales                                                           $   201,581
Net (loss)                                                          $ 3,600,092
Basic and diluted (loss) per share                                  $       (12)

NOTE F - CORRECTION OF AN ERROR AND RESTATEMENT OF FINANCIAL STATEMENTS

In June and July 2004, the Company cancelled four (4) separate Consulting Agreements for various professional services, principally investor relations services. Management failed to properly account for the cancellation of these contracts. The unamortized balance had been improperly recorded as a prepaid expense (rather than as a reduction of stockholders' equity) on the consolidated balance sheet of the Company included in the original filing of the Company's financial statements for the quarter ended March 31, 2004. The accompanying financial statements reflect a charge to operations during the three months ended March 31, 2004, of the cancelled contracts with no future value to the Company.

Further, Management reassessed the valuation estimate used in the determination of the fair value of the Company's common stock used as consideration for various consulting contracts. Accordingly, Management has determined that the quoted closing market price on the measurement date of each respective contract is proper.

Management also, as a result of the change in the valuation estimate on the fair value of the Company's common stock, recalculated the goodwill incurred in the acquisition of 321Play, Inc. in March 2004. Due to the lack of operating history for 321Play, Inc. as compared to the value of the common stock of the Company given in the acquisition of 321Play, Inc., Management elected to immediately charge to operations the goodwill and also determined that the $290,616 which had been recorded at December 31, 2003, was also impaired.

This error and change in estimate caused an understatement of expenses fees for the three months ended March 31, 2004 of approximately $1,960,607. Additionally, the reassessment of the recoverability of goodwill caused a charge to operations of approximately $980,651 during the period.

The effect of the changes are reflected in the accompanying restated financial statements as of and for the period ending March 31, 2004, and the effects of the corrections are summarized below.

Net (loss), as previously reported                                                $  (655,892)
Effect of the correction of an error
   Charge to operations for long-term consulting contracts cancelled and change in estimate as to the fair value of the common stock given
     as consideration                                                              (1,960,607)
   Impairment of recoverability of
     Goodwill                                                                        (980,651)
                                                                                  -----------
Net (loss), as restated                                                           $(3,597,150)
                                                                                  ===========

(Loss) per share,
   as previously reported                                                         $     (0.02)
Total effect of changes                                                                 (0.10)
                                                                                  -----------
(Loss) per share, as restated                                                     $     (0.12)
                                                                                  ===========

NOTE G - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as a result of the net operating loss. As of March 31, 2004, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.

Earnings (loss) per share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

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

NOTE H - COMMON STOCK TRANSACTIONS

In conjunction with a private placement in December 2003, the Company committed to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003. To date, the Company has not filed the Registration Statement.

On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract (see Note L) at an agreed-upon value of $50.00. This agreed-upon value was below the closing price of the Company's common stock on the transaction date. Accordingly, the Company recognized a charge to consulting fees for the fair value of the underlying common stock issued as consideration on this contract in the amount of $250,000. The Company cancelled this contract effective July 8, 2004 and has recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. (see Note L) These shares were valued at $161,600, which was equal to the closing price of the Company's common stock on the date of this transaction. The Company cancelled this contract effective June 8, 2004 and has recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to an individual as compensation for a 1 year consulting contract (see Note L). These shares were valued at $1,700,000, which was equal to the closing price of the Company's common stock on the date of this transaction. The Company cancelled this contract and recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

NOTE I - STOCK OPTIONS

On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald Parker (Parker) (see Note L) under which Parker will serve as the Company's President for a period of three (3) years, through December 31, 2006. Under his agreement, Parker received options to purchase up to 1,000,000 shares of common stock pursuant to the Company's Incentive Plan. These options vest in one-third increments (approximately 333,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations.

A summary of outstanding options is as follows:

                                                   Number of    Weighted average
                                                   Options       price per share
                                                  ---------      ---------------
Options outstanding at December 31, 2003          2,210,000            $   0.001
  Issued                                          1,000,000                4.270
  Exercised                                              --                   --
  Expired/Terminated                                     --                   --
                                                  ---------            ---------
Options outstanding at March 31, 2004             3,210,000            $   1.330
                                                  =========            =========

The weighted average exercise price of all issued and outstanding options at March 31, 2004 is approximately $1.33.

The issued and outstanding options have no defined expiration date and the Company used an imputed 60 month life for all option valuation calculations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2004 and 2003, respectively, would have increased to the pro forma amounts indicated below:

                                                         2004              2003
                                                       -----------    -----------
Net (loss), as restated                                $(3,570,150)   $    (4,980)
   Add stock based employee compensation
     expense included in net income, net of taxes               --             --
   Less total stock based employee compensation
     expense determined under fair value method
     for all awards, net of tax                           (456,575)            --
                                                       -----------    -----------

Pro forma net (loss)                                   $(4,026,725)   $    (4,980)
                                                       ===========    ===========

(Loss) per share - basic and diluted
     as reported                                       $     (0.12)   $     (0.00)
                                                       ===========    ===========
     pro forma                                         $     (0.13)   $     (0.00)
                                                       ===========    ===========

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004; dividend yield of 0%, expected volatility of 300%, a risk-free interest rate of approximately 3.0%, and an expected life of five years.

The weighted-average fair value of options covering approximately 1,000,000 shares of common stock granted during the three months ended March 31, 2004 for which the exercise prices was less than the market price on the grant date was $5.02 and the weighted-average exercise was $4.27.

No stock options were granted either during the three months ended March 31, 2004 for which the exercise price was equal to or in excess of the market price on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options, which do not necessarily have the characteristics of the Company's options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE J - STOCK WARRANTS

In conjunction with the December 2003 sale of an aggregate 4,410,000 shares of restricted, unregistered common stock pursuant to a Private Placement Memorandum, the Company issued, to the Purchasers of the Company's common stock, an aggregate 2,205,000 Warrants to purchase the Company's common stock at a price of $1.00 per share for each warrant.

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

NOTE K - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the Company paid or accrued approximately $16,300 in professional fees to an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.

During the three months ended March 31, 2004, the Company repaid $73,297 in debt to a significant shareholder.

NOTE L - COMMITMENTS AND CONTINGENCIES

Leased office facilities

The Company maintains an executive mailing address in office facilities provided by its majority shareholder, Royal Palm Capital Group, Inc. The Company pays no rent or other fees for the use of this mailing address as these offices are used virtually full-time by other businesses of the Company's majority shareholders.

The Company has leased space in an office building in Clearwater, Florida for its day-to-day operating activities. Subsequent to the quarter ended March 31, 2004 and effective October 1, 2004, the Company renewed its lease at the Clearwater, Florida office building through September 30, 2007.

Future minimum lease payments due under this agreement are as follows:

Year ending
December 31                                                              Amount
----                                                                    --------
2004                                                                    $ 15,024
2005                                                                      50,537
2006                                                                      62,304
2007                                                                      47,727
                                                                        --------
Total                                                                   $175,592
                                                                        ========

Web hosting agreements

On December 12, 2003, the Company entered into an agreement with iLand Internet Solutions Corporation (iLand), a website hosting/collocation facility located in Tampa, Florida to host our website for $1,120 per month for a period of twelve
(12) months beginning January 20, 2004. The Company also entered into a separate managed services agreement with iLand at a cost of $1,561 per month, beginning January 23, 2004, also for a period of twelve (12) months. Under the terms of the managed services agreement, iLand agrees to handle any issues which may arise with our company-owned computer equipment that is located at iLand's web hosting facility and utilized in connection with our lease arrangement.

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

Future minimum lease payments due under this agreement are as follows:

Year ending
December 31                                                              Amount
----------                                                              --------
2004                                                                    $ 48,563
2005                                                                      34,800
2006                                                                      34,800
2007                                                                       8,700
                                                                        --------
Total                                                                   $126,863
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

Consulting Agreements

Edward Orlando - The Company and Edward Orlando (Orlando), NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Orlando will provide certain management consulting services to NoBidding and retain a position on the NoBidding Board of Directors for a one year period. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Orlando is reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management. Upon completion of the December 10, 2003 transaction, Orlando was also named to the Board of Directors of the Company. The Consulting Agreement expired on August 24, 2004 and was not renewed by the Company. As of August 24, 2004, Dr. Orlando is no longer a Director of the Company.

National Securities Corporation - On September 1, 2003, No Bidding, Inc. entered into a consulting agreement with National Securities Corporation, a Washington corporation (National) for advice and assistance in connection with the negotiation and preparation of acquisitions, mergers and/or strategic alliances. The term of the agreement is for a period of seven (7) months. For such services, the Company is obligated to pay National $20,000 per month. However, in the event that the Company closes and debt or equity financing in which the net proceeds to the Company exceed $1,000,000; then within 20 days after the closing of such financing, the Company shall pay National all sums due under this Agreement. A December 2003 Private Placement Memorandum triggered the advance payment clause and the Company paid or accrued $140,000 in fees due to National as of December 31, 2003 under the terms of this agreement.

On December 12, 2003, concurrent with the December 10, 2003 change in control transaction, the Company, Royal Palm and National entered into a separate "Financial Advisory and Consulting Agreement", whereby National will render consulting advice to the Company relating to financial, investment banking and merger/acquisition matters. The term of the agreement is for a one (1) year period, ending December 31, 2004. As compensation for these services, Royal Palm agreed to sell National 3,966,700 shares of the Company's common stock owned by Royal Palm (approximately 13.32% of the total issued and outstanding common stock at December 31, 2003 and approximately 15.64% of the total issued and outstanding at the December 12, 2003 transaction date) for a purchase price of $500.

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

The consideration paid by Royal Palm was charged to the operations of the Company, as the recipient of the related services, using the closing price of the Company's common stock on December 12, 2003, less the $500 cash paid by National to Royal Palm upon transfer. This calculation values the consideration at $15,866,300. As the contract with National is non-exclusive with best judgment and efforts on the part of National and National shall not be obligated to spend any specific amount of time performing its duties", the Company, utilizing the premise of conservatism, has charged the entire consideration "paid" to operations on the first day of the underlying contract, December 12, 2003.

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

EU-IR.com - On December 13, 2003, the Company entered into a "Finders Fee Agreement" with EU-IR, an Austrian corporation located in Graf, Austria, whereby EU-IR will act as a finder in locating and introducing various individuals and entities that may wish to participate in a private placement of the Company's debt or equity securities. For such services, EU-IR shall receive a fee equal to 6.5% of the value of the consideration paid for the equity or debt sale. Upon the closing of the Company's December 2003 Private Placement Memorandum, the Company paid or accrued $143,325 at December 31,2003 in fees due to EU-IR under the terms of this agreement. As of March 31, 2004, the $143,325 has been paid by the Company.

On January 5, 2004, the Company entered into a consulting agreement with EU-IR.com, for a term of one (1) year. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, the Company will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month.

Mirador Consulting, Inc. - On January 4, 2004,the Company executed a Consulting Agreement with Mirador Consulting, Inc., a Florida corporation (Mirador) of Boca Raton, Florida. This agreement is for a period of one (1) year and may be renewed upon the mutual written consent of all parties. Under the terms of the agreement, Mirador shall provide the Company with various corporate consulting services, including:

a) provide the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to corporate finance, corporate finance relations, introductions to other financial companies and other financial services;
b) use its best efforts to locate and identify to the Company private and/or public companies for potential merger with or acquisition by the Company;
c) contact the Company's existing shareholders, responding in a professional manner to their questions and following up as appropriate; and
d) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community.

The Company will compensate Mirador as follows: 50,000 shares of restricted, unregistered common stock for $50, which was below the fair value of the Company's common stock at the agreement execution date. Accordingly, the Company recognized a charge to consulting fees for the "fair value" of the underlying common stock issued as consideration on this contract in the amount of $250,000. Further, the Company is required to pay $5,000 cash per month; due and payable at execution for month 1 and on the 1st of each month for each successive month for the term of the contract. The Company cancelled this contract effective July 8, 2004 and has recognized a charge to operations as of March 31, 2004 for the $250,000.

CEOCast, Inc. - On January 29, 2004, the Company entered into a Consultant Agreement with CEOCast, Inc. of New York, New York to provide investor relation services. This agreement covers a one year period from January 29, 2004 through January 28, 2005. This agreement requires compensation as follows: $20,000 initial payment - 1st and last month; $10,000 per month on 29th of each month thereafter and the issuance of 32,000 shares of restricted, unregistered common stock at the inception of the agreement. These compensation shares have certain registration rights after any secondary registration statement following the issuance of these shares goes effective. These shares were valued at $161,600, which was equal to the closing price of the Company's common stock on the date of this transaction. Further, the Company has paid or accrued approximately $40,186 in fees and reimbursable expenses on this contract. The Company cancelled this contract effective June 8, 2004 and has recognized a charge to operations for the $161,600 during the three months ended March 31, 2004.

RMN Consulting, Inc. - On February 17, 2004, the Company entered into a Consulting Agreement with RMN Consulting, LLC of Rumson, New Jersey to "Have a marketing report written regarding BidVille, Inc. The distribution of this marketing report could allow potential investors to determine an investment valuation on the Company's stock. The Consultant's services will include Internet distribution, and company profiles on various websites." This agreement is for a period of six (6) months and requires compensation as follows: $10,000 cash for months 1 and 2 and the issuance of 50,000 warrants monthly for months 3-6, immediately exercisable with the exercise price being equal to 75.0% of closing quoted price of the Company's common stock on each respective month's issuance date. Further, the underlying shares to these warrants must be subject to a registration statement to be filed by the Company with the U. S. Securities and Exchange Commission. This consulting agreement was terminated by the Company, effective July 8, 2004.

John Mattera - On February 18, 2004, the Company entered into a Consultant Agreement with John Mattera of West Palm Beach, Florida to "act generally as a professional business advisor, generally advising the Company as to possible options available to the Company in general sales and marketing, special situations that may arise in the normal course of business and the raising of monies as well as introductions to the brokerage community." This agreement is for a period of one (1) year and requires compensation in the form of 500,000 shares of restricted, unregistered common stock upon the date of execution. Further, the 500,000 shares of restricted, unregistered common stock are required to be included in a Registration Statement deemed effective on or before February 18, 2005. As of March 31, 2004, the Company has issued the required 500,000 shares of common stock, valued at $1,700,000, in satisfaction of the compensation requirements of this contract. This consulting agreement was subsequently cancelled by the Company and the entire value of the consideration has been charged to operations as of March 31, 2004.

Capital Resource Alliance, LLC - On March 11, 2004, the Company entered into a Consulting Agreement with Capital Resource Alliance, LLC of Atlanta, Georgia to "expend reasonable best efforts to assist the Company in enabling the common stock of the Company to be traded on the Frankfurt [Germany] Stock Exchange." On April 19, 2004, the Company's common stock was approved for trading on the Frankfurt [Germany] Stock Exchange. On May 12, 2004, the Company and Capital Resource Alliance, LLC modified and rescinded the original contract whereby all obligations of the Company were settled for a single payment of approximately $35,000.

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

In the event that a "Strategic Transaction" (as defined in the agreement) is consummated, other than a financing, the Company is obligated to pay Empire a "Transaction Fee" equal to a percentage of the amount of consideration paid in such transaction, in the following manner:

    Consideration Paid                                    Transaction Fee
      in Transaction                               (Percentage of Consideration)
  -----------------------                          -----------------------------
     Up to $2 million                                           5.0%
  $2 million - $4 million                                       4.0%
  $4 million - $6 million                                       3.0%
  $6 million - $8 million                                       2.0%
      Over $8 million                                           1.0%

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

If the Company enters into a "financing" transaction subject to this agreement, Empire is to receive a cash fee at the closing of the financing in an amount to be agreed upon prior to such closing. In the event that the parties cannot agree on such a fee, the fee shall be ten percent (10%) of the gross proceeds of such financing. Additionally, this agreement contains a non-circumvent provision whereby the Company agrees that for a period of three (3) years from the execution date, the Company will not solicit any offer to buy from or sell to any person introduced to the Company by Empire, directly or indirectly, any of the Company's equity or debt securities. Should the Company, or its representatives, violate this provision, the Company is required to pay Empire an amount equal to ten percent (10%) of the aggregate purchase price of the securities purchased by such person.

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

Employment Agreements

On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald Parker (Parker) under which Parker will serve as the Company's President and Chairman for a period of three (3) years, through December 31, 2006. Under his agreement, Parker is entitled to an annual base salary of $150,000. Further, Parker shall receive options to purchase up to 1,000,000 shares of common stock pursuant to the Company's Incentive Plan. These options vest in one-third increments (approximately 333,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. Parker is also entitled to receive the following bonuses, based on Company performance between December 1, 2003 and November 30, 2004:

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

In accordance with his Employment Agreement, Parker received a $50,000 bonus in January 2004 related to the raising of $2,205,000 in private equity capital through a Private Placement Memorandum in December 2003.

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

NOTE M - SUBSEQUENT EVENTS

As listed in detail above, the Company entered into various consulting contracts subsequent to March 31, 2004, several of which have since been cancelled by the Company.

As reported in the Company's Form 8-K previously filed with the SEC, on July 12, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which was admitted to trade on the London Stock Exchange ("LSE") as an investment trust on September 30, 2004. Pursuant to the Purchase Agreement, the Company is obligated to sell 6,315,789 shares of its common stock ("Company Stock") to Langley for a total purchase price of $4,484,210, or $0.71 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company has issued the Company Stock to Langley pursuant to Regulation S under the Act. Fifty percent (50%) of both the Company Stock and the Langley Shares will initially be placed into escrow for the first two years following execution of the Purchase Agreement. At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.71 per share, otherwise the Company will be required to return a portion of the Langley shares. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion. It is the Company's intent to liquidate the Langley shares to fund its operations, although there can be no assurance that the Company will receive any significant proceeds from any proposed sale of the shares.

To assist in the transaction, the Company entered into an Advisory Agreement on July 2, 2004 with a third party whereby the Company shall compensate the consultant for services rendered by issuing 315,800 shares of the Company's restricted common stock within ninety (90) days of executing the Advisory Agreement. In addition, in the event that the Company consummates a material business relationship with Langley made by way of a share exchange or "swap" with Langley, whereby the Company receives consideration in the form of securities rather than cash, the consultant is entitled to additional compensation in the form of 129,372 Langley Shares out of the total amount of Langley Shares to which the Company is entitled.

On August 12, 2004, the Company sold one hundred thousand (100,000) shares of its restricted common stock to an individual investor for a purchase price of $0.50 per share, or total proceeds of $50,000.

On August 24, 2004, the Company sold one million (1,000,000) shares of its restricted common stock to an individual investor for a purchase price of $0.55 per share, or total proceeds of $550,000.

The Company and Edward Orlando (Orlando), NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Orlando will provide certain management consulting services to NoBidding and retain a position on the NoBidding Board of Directors for a one year period. Upon completion of the December 10, 2003 transaction, Orlando was also named to the Board of Directors of the Company. The Consulting Agreement expired on August 24, 2004 and was not renewed by the Company. As of August 24, 2004, Dr. Orlando is no longer a Director of the Company.

On August 28, 2004, options to purchase 33,333 shares of Bidville common stock at a price of $.001 per share vested for both Mr. Alan Phiet Pham, NoBidding's Director of Information Technologies, and Ms. Kim Cullen, NoBidding's Director of Marketing, pursuant to their respective Employment Agreements described in greater detail in Note O. On the same date, options to purchase 670,000 shares of Bidville common stock also vested for Mr. Michael Palandro, President and Chief Executive Officer of the Company, pursuant to his Executive Employment Agreement. As of October 25, 2004, none of the vested options have been exercised by any of these persons.

On September 10, 2004, the Company executed a Financing Agreement with a foreign individual who will assist in locating and introducing foreign individuals and entities to the Company. If the Company consummates a transaction with an investor introduced by the consultant, then the consultant shall be entitled to a fee equal to a ten percent (10%) of the value of money raised on behalf of the Company. In connection with the agreement, the Company has also agreed to issue three hundred thousand (300,000) shares of restricted common stock of the Company, as well as three hundred thousand (300,000) warrants with an exercise price of one dollar ($1.00). The warrants expire three years from the date of the agreement.

On September 14, 2004, the Company entered into a Marketing Agreement with G.A. Public Relations Management GmbH of Vienna, Austria for a term of two years. The consultant is to act as a professional business advisor, advising the Company in marketing and positioning of its online auction services, exploring the possible options available to increase public awareness of the Company's online auction site and services, as well as advising the Company in special situations that may arise in the normal course of business. In consideration for the general advisory services provided by the consultant, the Company shall pay consultant a monthly fee of eight thousand dollars ($8,000). The first monthly payment was due upon execution of the Agreement. Thereafter, the monthly fee must be paid on the first of every month for the remainder of the Term of this Agreement.

PART I - ITEM 2

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

(2)   GENERAL

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for its wholly-owned subsidiaries, NoBidding, Inc. and 321Play, Inc.

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

   We expect a growth in net revenues during 2004 as compared to fiscal 2003, which will result primarily from the implementation of Final Success Fees on February 1, 2004 and a subsequent increase in the volume of transactions conducted on our site, both in the number of transactions and the aggregate dollar value of such transactions. Net revenues will be reduced, at least initially, by credits held by members who were grandfathered in from the membership format prior to the Final Success Fee format. This is expected to continue until the active grandfathered sellers use the remainder of the credits they may presently have in their account. In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. We expect to continue with our current plan to actively market and advertise our auction services throughout the 2004 fiscal year. In addition, although we recently acquired 321 Play, Inc. and its subsidiary, Buy Sell Connect.com, Inc. to operate as subsidiaries of the Company, we intend to continue pursuing other suitable acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

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

For the three months ended March 31, 2004, the Company recognized revenues from two primary sources: 1) membership fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the "www.bidville.com" auction website and 2) through merchandise sales through the Company's 321Play, Inc. subsidiary. In this period, the net revenues from each source were approximately $18,600 and $45,500, respectively. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $33,400. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at March 31, 2004, and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. The Company's 321Play subsidiary has a limited operating history from its inception in August 2003. Further, the Company accounted for the acquisition of 321Play using the purchase method of accounting. Accordingly, the Company's consolidated financial statements include the results of operations of 321Play, Inc. from the date of acquisition on March 24, 2004 through the quarter ending date of March 31, 2004.

For the three months ended March 31, 2003, the Company only recognized net revenues from membership fees of $11,910.

The Company began significant advertising efforts during the quarter ended March 31, 2004 to increase the Company's "www.bidville.com" auction website's visbility and user volume. During this period, the Company expended approximately $134,000 for advertising and marketing efforts, as compared to $0 for the three months ended March 31, 2003. To increase user traffic on the bidville.com website, management anticipates that significant marketing expenditures will be required in future periods.

As disclosed in the notes to our consolidated financial statements, the Company has a number of employment agreements with key personnel. As a result of these employment agreements, the Company has incurred administrative and auction site costs for personnel of approximately $72,849, as compared to $6,990 for the three months ended March 31, 2003. The eventual staffing needs of the Company, in both NoBidding and 321Play, is unknown at this time and will be amended as necessary as the Company's website volume and customer service needs grow.

Also included in operating expenses for the three months ended March 31, 2004 is $2,111,600 for non-cash stock compensation paid with 582,000 shares of common stock as compared to $0 for the three months ended March 31, 2003. As noted in the notes to our consolidated financial statements, we have numerous contracts for consulting services. As the contracts to which the shares related were cancelled during June and July 2004, we have charged the entire amount to operations at March 31, 2004 based on the fact that no significant services were rendered to the Company subsequent to March 31, 2004.

Additionally, due to the lack of operating history for 321Play, Inc. as compared to the value of the common stock of the Company given in the acquisition of 321Play, Inc., Management elected to immediately charge to operations the imputed goodwill incurred in the transaction.

For the quarter ended March 31, 2004, we realized a net loss of $(3,597,150), as compared to $4,980 for the three months ended March 31, 2003, with a resulting loss per weighted-average share of approximately $(0.12) and nil respectively.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2004, the Company incurred net losses of $3,597,150, has an accumulated deficit of $41,973,047.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing additional equity financing for its operations and to expand its operations. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand its operations may result in the Company not being able to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)   LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2004, the Company used cash in operating activities of approximately $(844,000), as compared to $(575) for the three months ended March 31, 2003. Additionally, we invested approximately $(68,000) in new computer hardware to support our bidville.com website and support our operations during the three months ended March 31, 2004. We also repaid approximately $73,000 in advances from our key shareholders, during the same period, which was advanced to provide operating capital prior to our closing of a Private Placement memorandum in December 2003. We utilized the net proceeds of this Private Placement to fund these cash requirements during this quarter.

At March 31, 2004 and December 31, 2003, respectively, we had cash balances of approximately $1,089,000 and $2,053,000. At March 31, 2003, we had a cash balance of $0.

Bidville will continue to direct and increase marketing and advertising activities where noted success has been recognized to result in continued increased growth of registered members i.e. buyers and sellers above current levels to date approximating 270,000 buyers and 6,000 sellers.

Bidville will also continue to direct efforts in developing a larger overseas presence both in Europe and Asia. Planning is ongoing to develop the Company's auction activities more predominantly during the last quarter of 2004 in the European market with the Asian market following in the first quarter of 2005.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this report , the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract at an agreed-upon value of $50.00. This agreed-upon value was below the closing price of the Company's common stock on the transaction date and we calculated the transaction at $250,000 based upon the "fair value" of our common stock. As we cancelled this contract, effective July 8, 2004, we have restated our financial statements to recognize a charge to operations as of the date of the transaction.

On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. These shares were valued at $161,600, which was equal to the closing price of the Company's common stock on the date of this transaction. As we cancelled this contract, effective June 8, 2004, we have restated our financial statements to recognize a charge to operations as of the date of the transaction.

On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to an individual as compensation for a 1 year consulting contract. These shares were valued at $1,700,000, which was equal to the closing price of the Company's common stock on the date of this transaction. As we subsequently cancelled this contract, we have restated our financial statements to recognize a charge to operations as of the date of the transaction.

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

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
     31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
     32.2 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

   Reports on Form 8-K

   January 8, 2004    Announcing completion of a Private Placement Memorandum
                      selling 4,400,000 shares of common stock for $2,200,000.
   February 12, 2004  Announcing Letter of Intent to acquire 321Play, Inc. and
                      Buy Sell Connect, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIDVILLE, INC.
                               -------------------------
                               (Registrant)

Dated: October 25, 2004

                               /s/ Gerald C. Parker
                               -----------------------------------------
                               Gerald C. Parker, Chairman

                               /s/ Michael Palandro
                               ------------------------------------------
                               Michael Palandro, President, CEO and Director

                               /s/ Robert W. Pearce
                               ------------------------------------------
                               Robert W. Pearce, Acting Secretary/Treasurer and Director

                               /s/ John Dewey
                               ------------------------------------------
                               John Dewey, Director