Form 10QSB
period 2004-06-30
BIDVILLE INC
filed 2004-11-01
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

(Mark one)

    X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
  -----    Act of 1934

           For the quarterly period ended June 30, 2004

           Transition Report Under Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934

         For the transition period from ______________ to _____________

                        Commission File Number: 000-31477

                                 Bidville, Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                  98-0224958
      ----------------------                   ----------------------
     (State of incorporation)                 (IRS Employer ID Number)


           601 Cleveland Street, Suite 120, Clearwater, Florida 33755
                    (Address of principal executive offices)

                                 (727) 442-9669
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 2004: 38,265,796

Transitional Small Business Disclosure Format (check one):    YES |_|  NO |X|

                                 Bidville, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2004

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

  Item 5 Other Information

  Item 6 Exhibits and Reports on Form 8-K

Signatures

Part I
Item 1 - Financial Statements



                                 Bidville, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

ASSETS

Current Assets
    Cash on hand and in bank                                       $    313,287
    Accounts receivable - trade                                          11,814
    Inventory                                                           136,171
    Prepaid Expenses                                                      3,791
                                                                   ------------
      Total Current Assets                                              465,063
                                                                   ------------

Property and equipment - at cost                                         91,551
   Less accumulated depreciation                                        (17,696)
                                                                   ------------
      Net property and equipment                                         73,855
                                                                   ------------

Other Assets
   Domain name, software licenses, and certificates                      34,163
   Deposits and other                                                     5,247
                                                                   ------------
     Total other assets                                                  39,410
                                                                   ------------

TOTAL ASSETS                                                       $    578,328
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                        $     44,350
   Due to controlling shareholder                                        29,101
   Other accrued liabilities                                            121,791
                                                                   ------------
      Total Current Liabilities                                         195,242
                                                                   ------------

Stockholders' Equity
   Preferred stock -  $.001 par value
      50,000,000 shares authorized
      None issued and outstanding                                            --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      30,852,007 shares issued and outstanding                           30,852
   Additional paid-in capital                                        43,455,248
   Deferred compensation                                               (314,250)
   Accumulated (deficit)                                            (42,788,764)
                                                                   ------------
      Total stockholders' equity                                        383,086
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    578,328
                                                                   ============

              See accompanying notes to the financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                      Three Months                    Six Months
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------

Revenue
   Membership fees and charges - net          $     17,305    $     11,310    $     35,856    $     23,220
   Merchandise sales - net                         433,946              --         479,437              --
                                              ------------    ------------    ------------    ------------
     Total revenues - net                          451,251          11,310         515,293          23,220
                                              ------------    ------------    ------------    ------------

Cost of Sales
   Auction site costs                               51,204           6,085         124,053          13,075
   Merchandise purchases                           369,053              --         393,109              --
                                              ------------    ------------    ------------    ------------
      Total cost of sales                          420,257           6,085         517,162          13,075
                                              ------------    ------------    ------------    ------------
Gross profit (loss)                                 30,994           5,225          (1,869)         10,145
                                              ------------    ------------    ------------    ------------


Operating Expenses:
   Selling expenses                                344,035              --         478,317              --
   General and administrative expenses             429,115           5,838         760,123          10,791
   Non-cash stock compensation                      67,250              --       2,178,850              --
   Depreciation                                      7,635           4,950          14,381           9,899
                                              ------------    ------------    ------------    ------------
      Total Operating expenses                     848,035          10,788       3,431,671          20,690
                                              ------------    ------------    ------------    ------------

(Loss) from operations                            (817,041)         (5,563)     (3,433,540)        (10,545)

Other income (expense):
   Other income                                      1,324              --           1,324              --
   Impairment of recoverability of goodwill             --              --        (980,651)             --
                                                              ------------    ------------    ------------
     Total other income (expense)                    1,324              --        (979,327)             --
                                              ------------    ------------    ------------    ------------

(Loss) before provision for income taxes          (815,717)         (5,563)     (4,412,867)        (10,545)

Provision for income taxes                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Net (loss)                                    $   (815,717)   $     (5,563)   $ (4,412,867)   $    (10,545)
                                              ============    ============    ============    ============

Net (loss) per share basic and diluted        $      (0.03)   $      (0.00)   $      (0.14)   $      (0.00)
                                              ============    ============    ============    ============

Weighted-average number of shares of common
stock outstanding basic and diluted             30,685,340      25,360,007      30,434,880      25,360,007
                                              ============    ============    ============    ============

              See accompanying notes to the financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                           2004           2003
                                                       -----------    -----------

Cash flows from Operating Activities:
 Net cash provided by (used in) operating activities   $(1,614,513)   $     1,226
                                                       -----------    -----------

Cash flows from Investing Activities:
   Cash acquired in acquisition of 321 Play, Inc.           21,626             --
   Purchase of property and equipment                      (73,835)          (834)
                                                       -----------    -----------
 Net cash (used in) investing activities                   (52,209)          (834)
                                                       -----------    -----------

Cash flows from Financing Activities:
   Repayments of advances from majority shareholder        (73,297)            --
                                                       -----------    -----------
 Net cash (used in) financing activities                   (73,297)            --
                                                       -----------    -----------

Increase (decrease) in cash                             (1,740,019)           392

Cash at beginning of period                              2,053,306            575
                                                       -----------    -----------

Cash at end of period                                  $   313,287    $       967
                                                       ===========    ===========

Supplemental Disclosure of Interest and
Income Taxes Paid
      Interest paid for the period                     $        --             --
                                                       ===========    ===========
      Income taxes paid for the period                 $        --    $       550
                                                       ===========    ===========

Supplemental Disclosure of Non-cash investing and
financing activities
      Common stock issued to for acquisition           $   700,000             --
                                                       ===========    ===========

              See accompanying notes to the financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2004, the Company incurred net losses of $4,412,867 and has an accumulated deficit of $42,788,764 at June 30, 2004.

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

NOTE D - IMPAIRMENT OF ASSETS

Goodwill aggregating $980,651, including the goodwill related to the acquisition of 321Play, Inc. was determined to be impaired at March 31, 2004, by management and was charged to operations during the period (see Note E).

NOTE E - ACQUISITION OF 321PLAY, INC.

On March 24, 2004, the Company entered into an Acquisition Agreement with 321Play, Inc. (a privately-owned New York corporation which commenced operations during August 2003). Pursuant to the agreement, the Company agreed to exchange 500,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of 321Play, Inc. The shares of common stock issued were valued at their fair market value on the date of the transaction and were issued subsequent to March 31, 2004.

Additionally, the Company executed a Supplementary Agreement whereby the Company is contingently liable for additional payments of up to 3,000,000 shares of restricted, unregistered common stock over a three (3) year period from the Closing Date based on certain performance goals provided that with respect to any fiscal year preceding the third anniversary date of the Closing Date, the working capital of 321Play, Inc. meets or exceeds $1,000,000 and remains at or above that level for a period of not less than three (3) months prior to the end of 321's fiscal year; then the Company will be liable to issue an additional 500,000 shares of restricted, unregistered common stock for each $10,000,000 in annual revenues of 321Play, Inc. as determined by accounting principles generally accepted in the United States of America.

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

Had the operations of 321Play, Inc. been included in the consolidated operations of the Company since the beginning of the current year the unaudited results of operations would have been as follows:

               Net sales                                  $    52,832
               Net (loss)                                  (4,415,809)
               Basic and diluted (loss) per share         $      (.14)

NOTE F - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as a result of the net operating loss. As of June 30, 2004, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.

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

NOTE G - COMMON STOCK TRANSACTIONS

In conjunction with a private placement in December 2003, the Company committed to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003. To date, the Company has not filed the Registration Statement.

On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract (see Note K) at an agreed-upon value of $50. This agreed-upon value was below the closing price of the Company's common stock on the transaction date. Accordingly, the Company recognized a charge to consulting fees for the fair value of the underlying common stock issued as consideration on this contract in the amount of $250,000. The Company cancelled this contract effective July 8, 2004 and has recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. (see Note K) These shares were valued at $161,600, which was equal to the closing price of the Company's common stock on the date of this transaction. The Company cancelled this contract effective June 8, 2004 and has recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to an individual as compensation for a 1 year consulting contract (see Note K). These shares were valued at $1,700,000, which was equal to the closing price of the Company's common stock on the date of this transaction. The Company cancelled this contract and recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On May 25, 2004 the Company issued the 500,000 shares of common stock related to the acquisition of 321Play, Inc. as described in Note E.

Pursuant to a consulting agreement the Company is obligated to issue 75,000 shares of common stock. At June 30, 2004 these shares had not yet been issued. The fair value of these shares of $112,500 has been recorded as deferred compensation and will be amortized over the term of the agreement.

NOTE H - STOCK OPTIONS

On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald Parker (Parker) (see Note K) under which Parker will serve as the Company's President for a period of three (3) years, through December 31, 2006. Under his agreement, Parker received options to purchase up to 1,000,000 shares of common stock pursuant to the Company's Incentive Plan. These options vest in one-third increments (approximately 333,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations.

During June 2004, the Company issued 300,000 options to purchase common stock to 2 entities pursuant to consulting agreements as described in Note K. The options are exercisable as follows:

200,000 for a period of 5 years at $3 per share
100,000 for a period of 2 years at $2 per share

The fair value of these options of $269,000 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through June 30, 2004, $67,250 has been charged to operations as non-cash stock compensation.

A summary of outstanding options is as follows:

                                                    Number of  Weighted average
                                                    Options    price per share
                                                   ---------   ---------------
Options outstanding at December 31, 2003           2,210,000   $         0.001
  Issued                                           1,300,000             3.900
  Exercised                                               --                --
  Expired/Terminated                                      --                --
                                                   ---------   ---------------
Options outstanding at June 30, 2004               3,510,000   $          1.45
                                                   =========   ===============

The weighted average exercise price of all issued and outstanding options at June 30, 2004 is approximately $1.45.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the six months ended June 30, 2004 and 2003, respectively, would have increased to the pro forma amounts indicated below:

                                                        2004          2003
                                                    -----------    ----------
Net (loss)                                          $(4,412,867)   $  (10,545)
     Less total stock based employee compensation
     expense determined under fair value method
     for all awards, net of tax                        (958,072)           --
                                                    -----------    ----------

Pro forma net (loss)                                $(5,370,939)   $  (10,545)
                                                    ===========    ==========

(Loss) per share - basic and diluted
     as reported                                    $     (0.14)   $    (0.00)
                                                    ===========    ==========
     pro forma                                      $     (0.18)   $    (0.00)
                                                    ===========    ==========

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004; dividend yield of 0%, expected volatility of 365%, a risk-free interest rate of 3.0%, and an expected lives of two to five years.

The weighted-average fair value of options for the 1,300,000 shares of common stock granted during the six months ended June 30, 2004, was $4.06 and the weighted-average exercise was $3.90.

The 1,000,000 options were granted at less than market and the 300,000 options were granted at more than market.

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

NOTE I - STOCK WARRANTS

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

NOTE J - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004, the Company paid or accrued approximately $16,300 in professional fees to an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.

During the six months ended June 30, 2004, the Company repaid $73,297 in debt to a significant shareholder.

The Company maintains executive office facilities in West Palm Beach, Florida. The Company pays rent in the amount of $2,649 per month on a month-to-month basis to an affiliate. Through the period ended June 30, 2004, the Company had accrued $19,972 in rent expense.

NOTE K - COMMITMENTS AND CONTINGENCIES

Leased office facilities

The Company has leased space in an office building in Clearwater, Florida for its day-to-day operating activities. Subsequent to the quarter ended March 31, 2004 and effective October 1, 2004, the Company renewed its lease at the Clearwater, Florida office building through September 30, 2007.

Future minimum lease payments due under this agreement are as follows:


                                  Year ending
                                  December 31     Amount
                                  -----------   --------
                                    2004        $ 15,024
                                    2005          50,537
                                    2006          62,304
                                    2007          47,727
                                                --------
                                  Total         $175,592
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

Future minimum lease payments due under this agreement are as follows:

                                        Year ending
                                       December 31       Amount
                                       ------------      ---------
                                           2004          $  48,563
                                           2005             34,800
                                           2006             34,800
                                           2007              8,700
                                                         ---------
                                           Total         $ 126,863
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

Donald Lees or LeeWard Enterprises - On October 1, 2003, the Company entered into a Consulting Agreement with Donald Lees (or LeeWard Enterprises) of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party. This agreement expired on September 30, 2004 and was not renewed by the Company.

EU-IR.com - On December 13, 2003, the Company entered into a "Finders Fee Agreement" with EU-IR, an Austrian corporation located in Graf, Austria, whereby EU-IR will act as a finder in locating and introducing various individuals and entities that may wish to participate in a private placement of the Company's debt or equity securities. For such services, EU-IR shall receive a fee equal to 6.5% of the value of the consideration paid for the equity or debt sale. Upon the closing of the Company's December 2003 Private Placement Memorandum, the Company paid or accrued $143,325 at December 31, 2003, in fees due to EU-IR under the terms of this agreement. As of June 30, 2004, the $143,325 has been paid by the Company.

On January 5, 2004, the Company entered into a consulting agreement with EU-IR.com, for a term of one (1) year. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, the Company will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month.

Mirador Consulting, Inc. - On January 4, 2004, the Company executed a Consulting Agreement with Mirador Consulting, Inc., a Florida corporation (Mirador) of Boca Raton, Florida. This agreement is for a period of one (1) year and may be renewed upon the mutual written consent of all parties. Under the terms of the agreement, Mirador shall provide the Company with various corporate consulting services, including:

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

Concurrent with the execution of this agreement, the Company is obligated to sell to Empire common stock purchase warrants, at a price of $.001 per warrant, to purchase 200,000 shares of the Company's common stock. Such warrants will expire five (5) years after issuance and will be exercisable at $3.00 per share. The warrants may be exercised as to all or a lesser number of shares and will contain provisions for registration of the resale of the underlying shares at the Company's expense, cashless exercise and for adjustment in the number of such shares and the exercise price to prevent dilution. As of June 30, 2004, and subsequent thereto, none of the warrants described herein have been sold to Empire.

In the event that a "Strategic Transaction" (as defined in the agreement) is consummated, other than a financing, the Company is obligated to pay Empire a "Transaction Fee" equal to a percentage of the amount of consideration paid in such transaction, in the following manner:

                  Consideration Paid                Transaction Fee
                    in Transaction           (Percentage of Consideration)
                    --------------           -----------------------------

                   Up to $2 million                       5.0%
                $2 million - $4 million                   4.0%
                $4 million - $6 million                   3.0%
                $6 million - $8 million                   2.0%
                    Over $8 million                       1.0%

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

Restinga Capital, Ltd. - On August 16, 2004, the Company entered into a Consulting Agreement with Restinga Capital Ltd. ("Restinga") for a term of two
(2) years, whereby Restinga shall assist the Company in identifying possible partners and/or merger candidates in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company issued Restinga six hundred sixty thousand (660,000) warrants with an exercise price of one dollar ($1.00) per share. These warrants expire on June 1, 2009.

G.A Public Relations - On September 14, 2004, the Company entered into a Marketing Agreement with G.A. Public Relations Management GmbH of Vienna, Austria for a term of two years. The consultant is to act as a professional business advisor, advising the Company in marketing and positioning of its online auction services, exploring the possible options available to increase public awareness of the Company's online auction site and services, as well as advising the Company in special situations that may arise in the normal course of business. In consideration for the general advisory services provided by the consultant, the Company shall pay consultant a monthly fee of eight thousand dollars ($8,000). The first monthly payment was due upon execution of the Agreement. Thereafter, the monthly fee must be paid on the first of every month for the remainder of the Term of this Agreement.

Other - On September 10, 2004, the Company executed a Financing Agreement with a foreign individual who will assist in locating and introducing foreign individuals and entities to the Company. If the Company consummates a transaction with an investor introduced by the consultant, then the consultant shall be entitled to a fee equal to a ten percent (10%) of the value of money raised on behalf of the Company. In connection with the agreement, the Company has also agreed to issue three hundred thousand (300,000) shares of restricted common stock of the Company, as well as three hundred thousand (300,000) warrants with an exercise price of one dollar ($1.00). The warrants expire three years from the date of the agreement.

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

NOTE L - SUBSEQUENT EVENTS - OTHER

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

   As of October 2004, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. The majority of those international transactions are made up of sellers located in Canada (0.8% of total revenues), with the remainder (0.2% of total revenues) attributable to sellers located in approximately 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

(3)  Results of Operations, Liquidity and Capital Resources

Quarters Ended June 30, 2004 and 2003

The six months ended June 30, 2003 found the entity in a transitional period due to the lack of attention caused by medical school time demands on its then-controlling shareholder, Dr. Edward Orlando. Accordingly, the financial results for the six months ended June 30, 2003 are not necessarily comparative to the Company's current operating trends.

For the six months ended June 30, 2004, the Company recognized revenues from two primary sources: 1) membership fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the "www.bidville.com" auction website and 2) through merchandise sales through the Company's 321Play, Inc. subsidiary. In this period, the net revenues from each source were approximately $36,000 and $479,000, respectively. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $33,400. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at June 30, 2004, and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. The Company accounted for the acquisition of 321Play using the purchase method of accounting. Accordingly, the Company's consolidated financial statements include the results of operations of 321Play, Inc. from the date of acquisition on March 24, 2004 through the quarter ending date of June 30, 2004.

For the six months ended June 30, 2003, the Company only recognized net revenues from membership fees of $23,220.

The Company began significant advertising efforts during the quarter ended June 30, 2004 to increase the Company's "www.bidville.com" auction website's visbility and user volume. During this period, the Company expended approximately $325, 519 for advertising and marketing efforts, as compared to $0 for the three months ended June 30, 2003. To increase user traffic on the bidville.com website,attract new buyers and sellers, stimulate general and auction activities, provide further support branding of Bidville.com with the Internet user auction community at large and continue to bring diversification of merchandise sold on the site through new seller listings management anticipates that significant marketing expenditures will be required in future periods.

As disclosed in the notes to our consolidated financial statements, the Company has a number of employment agreements with key personnel. As a result of these employment agreements, the Company has incurred administrative and auction site costs for personnel of approximately $123,671 for the quarter ended June 30, 2004, as compared to $0 for the quarter ended June 30, 2003. The eventual staffing needs of the Company, in both NoBidding and 321Play, is unknown at this time and will be amended as necessary as the Company's website volume and customer service needs grow.

Also included in operating expenses for the three months ended June 30, 2004 is $67,250 for non-cash stock compensation related to the amortization of deferred compensation paid in the form of options to purchase common stock as compared to $0 for the three months ended June 30, 2003. As stated in the notes to our consolidated financial statements, we have numerous contracts for consulting services. As the contracts to which the shares related were cancelled during June and July 2004, we have charged the entire amount to operations at March 31, 2004 based on the fact that no significant services were rendered to the Company subsequent to March 31, 2004.

Additionally, due to the lack of operating history for 321Play, Inc. as compared to the value of the common stock of the Company given in the acquisition of 321Play, Inc., Management elected to immediately charge to operations the imputed goodwill incurred in the transaction at March 31, 2004.

For the quarter ended June 30, 2004, we realized a net loss of $(815,717), as compared to $(10,545) for the three months ended June 30, 2003, with a resulting loss per weighted-average share of approximately $(0.03) and nil respectively.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2004, the Company incurred net losses of $4,412,867 and has an accumulated deficit of $42,788,764 at June 30, 2004.

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

(4) Liquidity and Capital Resources

For the six months ended June 30, 2004, the Company used cash in operating activities of $(1,614,513), as compared to $1,226 for the six months ended June 30, 2003. Additionally, we invested $73,835 in new computer hardware and other equipment to support our bidville.com website and support our operations during the six months ended June 30, 2004. We also repaid $73,297 in advances from our key shareholders, during the six months ended June 30, 2004 , which was advanced to provide operating capital prior to our closing of a Private Placement memorandum in December 2003. We utilized the net proceeds of this Private Placement to fund these cash requirements during this quarter.

At June 30, 2004 and December 31, 2003, respectively, we had cash balances of approximately $313,000 and $2,053,000.

Bidville will continue to direct and increase marketing and advertising activities where noted success has been recognized to result in continued increased growth of registered members i.e. buyers and sellers above current levels to date approximating 7,800,000 buyers and 101,000 sellers.

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

On April 1, 2004, the Company executed an Advisory Agreement with the Blackmor Group, Inc. for an initial term of 1 year, which will be automatically extended on an annual basis for additional 1 year terms unless Blackmor or the Company serves written notice of termination on the other party at least thirty (30) days prior to the end of the applicable term. The Company has agreed to issue 75,000 shares of unregistered, restricted common stock and 100,000 warrants to purchase an equivalent number of shares of the Company's unregistered, restricted common stock at an exercise price of $2.00 per share, with the warrants expiring 2 years from the issue date as compensation on this agreement. As of the quarter ended June 30, 2004, and subsequent thereto, neither the shares nor the warrants have been issued.

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


Dated: October 29, 2004

                      /s/ Gerald C. Parker
                      -----------------------------------------
                      Gerald C. Parker, Chairman


                      /s/ Michael Palandro
                      ------------------------------------------
                      Michael Palandro, President, CEO and Director


                      /s/ Robert W. Pearce
                      ------------------------------------------
                      Robert W. Pearce, Acting Secretary/Treasurer and Director


                      /s/ John Dewey
                      ------------------------------------------
                      John Dewey, Director

A signed original of this written statement required by Section 906 has been provided to Bidville, Inc. and will be retained by Bidville, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.