Form 10QSB
period 2004-09-30
BIDVILLE INC
filed 2004-11-26
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 19, 2004: 38,881,596

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                 Bidville, Inc.

              Form 10-QSB for the Quarter ended September 30, 2004



                                Table of Contents



Part I - Financial Information                                               F-1

  Item 1 Financial Statements (Unaudited)                             F-1 - F-19

  Item 2 Management's Discussion and Analysis or Plan of Operation             2

  Item 3 Controls and Procedures                                               6


Part II - Other Information                                                    7

  Item 1 Legal Proceedings                                                     7

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           7

  Item 3 Defaults Upon Senior Securities                                       9

  Item 4 Submission of Matters to a Vote of Security Holders                   9

  Item 5 Other Information                                                     9

  Item 6 Exhibits                                                              9

Signatures                                                                    10

Part I

Item 1 - Financial Statements

                                 Bidville, Inc.
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

ASSETS

Current Assets
    Cash on hand and in bank                                       $    133,698
    Accounts receivable - trade                                          16,200
    Receivable for common stock                                         394,488
    Prepaid Expenses                                                      5,385
                                                                   ------------
      Total Current Assets                                              549,771
                                                                   ------------

Property and equipment - at cost                                         82,765
   Less accumulated depreciation                                        (21,701)
                                                                   ------------
      Net property and equipment                                         61,064
                                                                   ------------

Other Assets
   Domain name, software licenses, and certificates                      42,863
   Deposits and other                                                     5,247
                                                                   ------------
     Total other assets                                                  48,110
                                                                   ------------

TOTAL ASSETS                                                       $    658,945
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                        $    202,366
   Due to affiliate                                                      10,425
   Other accrued liabilities                                             63,218
                                                                   ------------
      Total Current Liabilities                                         276,009
                                                                   ------------

Stockholders' Equity
   Preferred stock -  $.001 par value
      50,000,000 shares authorized
      None issued and outstanding                                            --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      37,267,796 shares issued and outstanding                           37,268
   Additional paid-in capital                                        44,803,320
   Deferred compensation                                               (190,750)
   Accumulated (deficit)                                            (44,266,902)
                                                                   ------------
      Total stockholders' equity                                        382,936
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    658,945
                                                                   ============

See accompanying notes to the financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                     Three Months                            Nine Months
                                                           --------------------------------        --------------------------------
                                                                2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
Revenue
   Membership fees and charges - net                       $     15,200        $      8,981        $     51,056        $     32,201
   Merchandise sales - net                                       16,607                  --             496,044                  --
                                                           ------------        ------------        ------------        ------------
     Total revenues - net                                        31,807               8,981             547,100              32,201
                                                           ------------        ------------        ------------        ------------

Cost of Sales
   Auction site costs                                            14,642               6,752             125,304              18,226
   Merchandise purchases                                         23,505                  --             416,614                  --
                                                           ------------        ------------        ------------        ------------
      Total cost of sales                                        38,147               6,752             541,918              18,226
                                                           ------------        ------------        ------------        ------------
Gross profit (loss)                                              (6,340)              2,229               5,182              13,975
                                                           ------------        ------------        ------------        ------------


Operating Expenses:
   Selling expenses                                             346,127                  --             690,162                  --
   General and administrative expenses                          448,897              18,615           1,357,683              29,405
   Non-cash stock compensation                                  483,500                  --           2,662,350                  --
   Depreciation                                                   6,645               6,786              20,036              16,685
                                                           ------------        ------------        ------------        ------------
      Total Operating expenses                                1,285,169              25,401           4,730,231              46,090
                                                           ------------        ------------        ------------        ------------

(Loss) from operations                                       (1,291,509)            (23,172)         (4,725,049)            (32,115)

Other income (expense):
   Other income                                                     242                  --               1,566                  --
   Write off of obsolete inventory                             (186,871)                 --            (186,871)                 --
   Impairment of recoverability of goodwill                          --                  --            (980,651)                 --
                                                           ------------        ------------        ------------        ------------
     Total other income (expense)                              (186,629)                 --          (1,165,956)                 --
                                                           ------------        ------------        ------------        ------------

(Loss) before provision for income taxes                     (1,478,138)            (23,172)         (5,891,005)            (32,115)

Provision for income taxes                                           --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

Net (loss)                                                 $ (1,478,138)       $    (23,172)       $ (5,891,005)       $    (32,115)
                                                           ============        ============        ============        ============

Net (loss) per share basic and diluted                     $      (0.04)       $      (0.00)       $      (0.18)       $      (0.00)
                                                           ============        ============        ============        ============

Weighted-average number of shares of common
stock outstanding basic and diluted                          35,105,954          25,360,007          32,009,015          25,360,007
                                                           ============        ============        ============        ============

See accompanying notes to the financial statements.

                                  Bidville, Inc.
                       Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 2004 and 2003
                                    (Unaudited)

                                                           2004          2003
                                                        -----------    --------

Cash flows from Operating Activities:
 Net cash (used in) operating activities                $(2,383,391)   $(14,591)
                                                        -----------    --------

Cash flows from Investing Activities:
   Cash acquired in acquisition of 321 Play, Inc.            21,626          --
   Purchase/disposition of property and equipment           (84,546)     16,685
                                                        -----------    --------
 Net cash provided by (used in) investing activities        (62,920)     16,685
                                                        -----------    --------

Cash flows from Financing Activities:
   Common stock subscriptions for cash                      600,000          --
   Repayments of advances from majority shareholder         (73,297)         --
                                                        -----------    --------
 Net cash provided by financing activities                  526,703          --
                                                        -----------    --------

Increase (decrease) in cash                              (1,919,608)      2,094

Cash at beginning of period                               2,053,306         575
                                                        -----------    --------

Cash at end of period                                   $   133,698    $  2,669
                                                        ===========    ========

Supplemental Disclosure of Interest and
Income Taxes Paid
      Income taxes paid for the period                  $        --    $    550
                                                        ===========    ========

Supplemental Disclosure of Non-cash investing
and financing activities
      Common stock issued for Langly shares             $   394,488    $     --
                                                        ===========    ========
      Common stock issued to for acquisition            $   700,000    $     --
                                                        ===========    ========

See accompanying notes to the financial statements.

                         BIDVILLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2004, the Company incurred net losses of $5,891,005 and has an accumulated deficit of $44,266,902 at September 30, 2004.

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

NOTE D - IMPAIRMENT OF ASSETS

Goodwill aggregating $980,651, including the goodwill related to the acquisition of 321Play, Inc. was determined to be impaired at March 31, 2004, by management and was charged to operations during the period (see Note E). In addition, inventory of $186,871 was determined to be obsolete and charged to operations during the period ended September 30, 2004.

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

The Company used the purchase method of accounting for the acquisition of 321Play, Inc.

The purchase price of 321Play, Inc. was as follows:

            Cash paid                                   $        --
            Common shares issued                            700,000
                                                        -----------
            Total purchase price                            700,000
                                                        -----------

            Fair market value of assets purchased           (32,211)
            Fair market value of liabilities assumed         22,246
                                                        -----------
                                                             (9,965)
                                                        -----------
            Goodwill                                    $   690,035
                                                        ===========

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

Had the operations of 321Play, Inc. been included in the consolidated operations of the Company since the beginning of the current year the unaudited results of operations would have been as follows:

            Net sales                                   $    59,074
            Net (loss)                                  $(5,894,747)
            Basic and diluted (loss) per share          $      (.18)

NOTE F - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as a result of the net operating loss. As of September 30, 2004, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.

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

Pursuant to a consulting agreement the Company is obligated to issue 75,000 shares of common stock. At September 30, 2004 these shares had not yet been issued. The fair value of these shares of $112,500 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through September 30, 2004, $56,250 has been charged to operations as non-cash stock compensation.

On August 12, 2004, the Company sold one hundred thousand (100,000) shares of its restricted common stock to an individual investor for a purchase price of $0.50 per share, or total proceeds of $50,000.

On August 24, 2004, the Company sold one million (1,000,000) shares of its restricted common stock to an individual investor for a purchase price of $0.55 per share, or total proceeds of $550,000. These shares were issued subsequent to September 30, 2004.

Pursuant to a consulting agreement as discussed in Note L, the Company agreed to issue 315,800 shares of common stock. The fair value of these shares of $360,000 has been charged to operations during the period ended September 30, 2004. These shares were issued subsequent to September 30, 2004.

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

During June 2004, the Company issued 300,000 options to purchase common stock to 2 entities pursuant to consulting agreements as described in Note K. The options are exercisable as follows:

         200,000 for a period of 5 years at $3 per share
         100,000 for a period of 2 years at $2 per share

The fair value of these options of $269,000 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through September 30, 2004, $134,500 has been charged to operations as non-cash stock compensation.

A summary of outstanding options is as follows:

                                                    Number of  Weighted average
                                                    Options    price per share
                                                   ---------   ---------------
Options outstanding at December 31, 2003           2,210,000   $         0.001
  Issued                                           1,300,000             3.900
  Exercised                                               --                --
  Expired/Terminated                                      --                --
                                                   ---------   ---------------
Options outstanding at September 30, 2004          3,510,000   $          1.45
                                                   =========   ===============

The weighted average exercise price of all issued and outstanding options at September 30, 2004 is approximately $1.45.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the nine months ended September 30, 2004 and 2003, respectively, would have increased to the pro forma amounts indicated below:

                                                        2004           2003
                                                     -----------    -----------
Net (loss)                                           $(5,891,005)   $   (32,115)
     Less total stock based employee compensation
     expense determined under fair value method
     for all awards, net of tax                       (1,325,069)            --
                                                     -----------    -----------

Pro forma net (loss)                                 $(7,216,074)   $   (32,115)
                                                     ===========    ===========

(Loss) per share - basic and diluted
     as reported                                     $     (0.18)   $     (0.00)
                                                     ===========    ===========
     pro forma                                       $     (0.23)   $     (0.00)
                                                     ===========    ===========

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004; dividend yield of 0%, expected volatility of 365%, a risk-free interest rate of 3.0%, and expected lives of two to five years.

The weighted-average fair value of options for the 1,300,000 shares of common stock granted during the nine months ended September 30, 2004 was $4.06, and the weighted-average exercise was $3.90.

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

NOTE J - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the Company paid or accrued approximately $16,300 in professional fees to an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. (an entity operated by the Company's Chairman) for various accounting and controllership services.

During the nine months ended September 30, 2004, the Company repaid $73,297 in debt to a significant shareholder.

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

Future minimum lease payments due under this agreement are as follows:

                                       Year ending
                                       December 31        Amount
                                       -----------      ----------
                                           2004          $  48,563
                                           2005             34,800
                                           2006             34,800
                                           2007              8,700
                                                         ---------
                                           Total         $ 126,863
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

EU-IR.com - On December 13, 2003, the Company entered into a "Finders Fee Agreement" with EU-IR, an Austrian corporation located in Graf, Austria, whereby EU-IR will act as a finder in locating and introducing various individuals and entities that may wish to participate in a private placement of the Company's debt or equity securities. For such services, EU-IR shall receive a fee equal to 6.5% of the value of the consideration paid for the equity or debt sale. Upon the closing of the Company's December 2003 Private Placement Memorandum, the Company paid or accrued $143,325 at December 31, 2003, in fees due to EU-IR under the terms of this agreement. As of September 30, 2004, the $143,325 has been paid by the Company.

On January 5, 2004, the Company entered into a consulting agreement with EU-IR.com, for a term of one (1) year. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, the Company will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month. As of September 30, 2004, $22,500 has been accrued.

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

Concurrent with the execution of this agreement, the Company is obligated to sell to Empire common stock purchase warrants, at a price of $.001 per warrant, to purchase 200,000 shares of the Company's common stock. Such warrants will expire five (5) years after issuance and will be exercisable at $3.00 per share. The warrants may be exercised as to all or a lesser number of shares and will contain provisions for registration of the resale of the underlying shares at the Company's expense, cashless exercise and for adjustment in the number of such shares and the exercise price to prevent dilution. As of September 30, 2004, and subsequent thereto, none of the warrants described herein have been sold to Empire.

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

NOTE L - -SHARE EXCHANGE AGREEMENT

As reported in the Company's Form 8-K previously filed with the SEC, on July 12, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which was admitted to trade on the London Stock Exchange ("LSE") as an investment trust on September 30, 2004. Pursuant to the Purchase Agreement, the Company is obligated to issue 6,315,789 shares of its common stock ("Company Stock") to Langley for a total value of $4,484,210, or $0.71 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company issued the Company Stock to Langley pursuant to Regulation S under the Act. Langley paid the purchase price by delivering 2,587,526 Ordinary Shares of Langley ("Langley Shares") to the Company with a pre-determined value of one British Pound Sterling (approximately U.S.$1.80) per share (1,293,763 of these shares were placed in escrow as discussed below and 129,372 of these shares were issued to a third party pursuant to an Advisory Agreement as discussed below).

Subsequent to September 30, 2004, the Company sold the 1,164,391 shares in Langley that it had received at market value. The total proceeds of $394,488 are classified as a Receivable for Common Stock, a current asset, at September 30, 2004 as the proceeds were received by the Company subsequent to September 30, 2004.

Pursuant to the agreement, fifty percent (50%) of both the Company Stock and the Langley Shares will initially be placed into escrow for the first two years following execution of the Purchase Agreement. At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.71 per share, otherwise the Company will be required to return a portion of the Langley shares. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion. It is the Company's intent to liquidate the Langley shares to fund its operations, which it did as discussed above.

To assist in the transaction, the Company entered into an Advisory Agreement on July 2, 2004 with a third party whereby the Company shall compensate the consultant for services rendered by issuing 315,800 shares of the Company's restricted common stock within ninety (90) days of executing the Advisory Agreement. In addition, the consultant is entitled to additional compensation in the form of 129,372 Langley Shares out of the total amount of Langley Shares to which the Company is entitled. As of September 30, 2004 the Company has recorded $360,000 in non-stock compensation expense related to this transaction.

NOTE M - SUBSEQUENT EVENT

Effective November 17, 2004, the Board of Directors of the Company appointed Stephen C. Gingrich to serve as Chief Financial Officer of the Company for a term of three years and as a member of the Company's Board of Directors. For such services, Mr. Gingrich shall receive an annual salary of $65,000 and options to purchase 250,000 shares of the Company's common stock, vesting equally in one-third increments over a three-year period, with an exercise price of $.36 per share.

Subsequent to September 30, 2004 and pursuant to a consulting agreement as discussed in Note L, the Company issued 315,800 shares of common stock.

Subsequent to September 30, 2004 and pursuant to a financing agreement described in Note K, the Company issued 300,000 shares of common stock.

Subsequent to September 30, 2004 the Company issued 1,000,000 shares of its common stock to an individual investor sold for a purchase price of $0.55 per share, or total proceeds of $550,000 as described in Note G.

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

      We have experienced a growth in net revenues during 2004 as compared to fiscal 2003, which resulted primarily from the implementation of Final Success Fees in February 2004 and a subsequent increase in the volume of transactions conducted on our site, both in the number of transactions and the aggregate dollar value of such transactions. Net revenues have been reduced by credits held by members who were grandfathered in from the membership format. This is expected to continue until the active grandfathered sellers use the remainder of the credits they may presently have in their account. In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. Although the Company's industry typically experiences a slowdown in the third quarter, the Company has experienced some tremendous growth during the three months ended September 30, 2004. Membership has increased over 49% in the third quarter to more than 750,000 members. During the same period, net auction revenues billed to members have increased 71% from the second quarter and 461% from the first quarter, respectively.

      The Company's plans to achieve growth in all aspects of business development and to support short and long-term objectives have been realized through the implementation of the "Bidville Express Loader", availing sellers a more effective, user-friendly, and easy to utilize functionality to up-load bulk quantity auction listings to the Company's website. In addition, the Company officially launched its "Bidville Storefronts" in November 2004 to provide sellers with a virtual warehouse to display merchandise in their own customized storefront setting for sale at auction or in a fixed price format. Starting January 1, 2005 the fees to open and operate a Bidville Store will either be $5 or $10 per month, depending upon storefront's visibility throughout the Bidville website. The Company has also continued to develop affiliate relationships with auction support and seller management providers. These activities will support the Company in achieving its anticipated growth and business objectives by providing more auction support options to the Company's community of buyers and sellers.

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

      As of September 30, 2004, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. The majority of those international transactions are made up of sellers located in Canada (0.8% of total revenues), with the remainder (0.2% of total revenues) attributable to sellers located in approximately 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

(3) Results of Operations, Liquidity and Capital Resources

Quarters Ended September 30, 2004 and 2003

The nine months ended September 30, 2003 found the entity in a transitional period due to the lack of attention caused by medical school time demands on its then-controlling shareholder, Dr. Edward Orlando. Accordingly, the financial results for the nine months ended September 30, 2003 are not necessarily comparative to the Company's current operating trends.

For the nine months ended September 30, 2004, the Company recognized revenues from two primary sources: 1) Enhancement Fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the "www.bidville.com" auction website and 2)through merchandise sales through the Company's 321 Play, Inc. subsidiary. In this period, the net revenues from each source were approximately $51,000 and $496,000, respectively. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $78,420. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at September 30, 2004 and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. As continued growth in new sellers' merchandise listings occurs, the overall effect of grandfathered member credit usage is expected to have a lesser impact on revenues. As a result of the new sellers purchasing enhancements for their listed auctions without the benefit of applying unused credits that have accumulated in their account, net revenues billed to members will continue to increase. The addition of storefronts will also provide incremental revenues via monthly store fees as well as additional enhancement and final success fees.

The Company accounted for the acquisition of 321Play using the purchase method of accounting. Accordingly, the Company's consolidated financial statements include the results of operations of 321Play, Inc. from the date of acquisition on March 24, 2004 through the quarter ending date of September 30, 2004. For the nine months ended September 30, 2003, the Company recognized net revenues from membership fees of $32,201.

The Company continued significant advertising efforts during the quarter ended September 30, 2004 to increase the Company's "www.bidville.com" auction website's visibility and user volume. During this period, the Company expended approximately $346,127 for advertising and marketing efforts, as compared to $0 for the three months ended September 30, 2003. To increase user traffic on the bidville.com website, attract new buyers and sellers, stimulate general and auction activities, provide further support branding of Bidville.com with the Internet user auction community at large and continue to bring diversification of merchandise sold on the site through new seller listings management anticipates that significant marketing expenditures will be required in future periods. The anticipated marketing expenditures will also be directed specifically towards the approximate 800,000 registered users through aggressive internal and "guerilla marketing" programs to support continued growth of revenues and community based activities conducted on the Company's website. These programs will further support other planned marketing and advertising programs that are associated with membership growth, branding,and reinforcing positional recognition in the Internet e-commerce auction and fixed price marketplace.

As disclosed in the notes to our consolidated financial statements, the Company has a number of employment agreements with key personnel. As a result of these employment agreements, the Company has incurred administrative and auction site costs for personnel of approximately $29,642 for the quarter ended September 30, 2004, as compared to $6,752 for the quarter ended September 30, 2003. The eventual staffing needs of the Company, in both NoBidding and 321Play, is unknown at this time and will be amended as necessary as the Company's website volume and customer service needs grow.

Also included in operating expenses for the three months ended September 30, 2004 is $123,500 for non-cash stock compensation related to the amortization of deferred compensation paid in the form of options to purchase common stock and $360,000 related to the issuance of common stock pursuant to a consulting agreement as compared to $0 for the three months ended September 30, 2003. As stated in the notes to our consolidated financial statements, we have numerous contracts for consulting services. As the contracts to which the shares related were cancelled during June and July 2004, we have charged the entire amount to operations at March 31, 2004 based on the fact that no significant services were rendered to the Company subsequent to March 31, 2004.

Additionally, due to the lack of operating history for 321Play, Inc. as compared to the value of the common stock of the Company given in the acquisition of 321Play, Inc., Management elected to immediately charge to operations the imputed goodwill incurred in the transaction at March 31, 2004.

For the quarter ended September 30, 2004, we realized a net loss of $(1,478,138), as compared to $(23,172) for the three months ended September 30, 2003, with a resulting loss per weighted-average share of approximately $(0.04) and nil respectively.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2004, the Company incurred net losses of $5,891,005 and has an accumulated deficit of $44,266,902 at September 30, 2004.

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

(4) Liquidity and Capital Resources

For the nine months ended September 30, 2004, the Company used cash in operating activities of $(2,383,391), as compared to $(14,591) for the nine months ended September 30, 2003. Additionally, we invested $84,546 in new computer hardware and other equipment to support our bidville.com website and support our operations during the nine months ended September 30, 2004. We also repaid $73,297 in advances from our key shareholders, during the nine months ended September 30, 2004, which was advanced to provide operating capital prior to our closing of a Private Placement memorandum in December 2003. We utilized the net proceeds of this Private Placement to fund these cash requirements during this quarter.

Bidville will also continue to direct efforts in developing a larger overseas presence both in Europe and Asia. Planning is ongoing to develop the Company's auction activities more predominantly during the last quarter of 2004 and in the first quarter of 2005 in the European market with the Asian market following in the third and fourth quarters of 2005. In addition, the Company is currently in the planning stages of launching a company owned and operated Auction Drop location during the fourth quarter of 2004 to provide support of current auction activities as well as to present a direct seller interaction for promoting and assisting in the listing and sale of merchandise on the Company's website.

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

Part II - Other Information

Item 1 - Legal Proceedings

      None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

On April 1, 2004, the Company executed an Advisory Agreement with the Blackmor Group, Inc. for an initial term of 1 year, which will be automatically extended on an annual basis for additional 1 year terms unless Blackmor or the Company serves written notice of termination on the other party at least thirty (30) days prior to the end of the applicable term. The Company has agreed to issue 75,000 shares of unregistered, restricted common stock and 100,000 warrants to purchase an equivalent number of shares of the Company's unregistered, restricted common stock at an exercise price of $2.00 per share, with the warrants expiring 2 years from the issue date as compensation on this agreement. As of the quarter ended September 30, 2004, and subsequent thereto, neither the shares nor the warrants have been issued.

As reported in the Company's Form 8-K previously filed with the SEC, on July 12, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which was admitted to trade on the London Stock Exchange ("LSE") as an investment trust on September 30, 2004. Pursuant to the Purchase Agreement, the Company is obligated to issue 6,315,789 shares of its common stock ("Company Stock") to Langley for a total value of $4,484,210, or $0.71 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company issued the Company Stock to Langley pursuant to Regulation S under the Act. Langley paid the purchase price by delivering 2,587,526 Ordinary Shares of Langley ("Langley Shares") to the Company with a pre-determined value of one British Pound Sterling ((pound)1.00) (approximately U.S.$1.80) per share (1,293,763 of these shares were placed in escrow as discussed below and 129,372 of these shares were issued to a third party pursuant to an Advisory Agreement).

Pursuant to the agreement, fifty percent (50%) of both the Company Stock and the Langley Shares will initially be placed into escrow for the first two years following execution of the Purchase Agreement. At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.71 per share, otherwise the Company will be required to return a portion of the Langley shares. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion. It is the Company's intent to liquidate the Langley shares to fund its operations, which it did.

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

On August 28, 2004, options to purchase 33,333 shares of Bidville common stock at a price of $.001 per share vested for both Mr. Alan Phiet Pham, NoBidding's Director of Information Technologies, and Ms. Kim Cullen, NoBidding's Director of Marketing, pursuant to their respective Employment Agreements described in greater detail in Note O. On the same date, options to purchase 670,000 shares of Bidville common stock also vested for Mr. Michael Palandro, President and Chief Executive Officer of the Company, pursuant to his Executive Employment Agreement. As of November 22, 2004, none of the vested options have been exercised by any of these persons.

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


                                   Bidville, Inc.
                                   -------------------------
                                   (Registrant)

Dated: November 22, 2004


                       /s/ Gerald C. Parker
                       ---------------------------------------------------------
                       Gerald C. Parker, Chairman


                       /s/ Michael Palandro
                       ---------------------------------------------------------
                       Michael Palandro, President, CEO and Director


                       /s/ Stephen C. Gingrich
                       ---------------------------------------------------------
                       Stephen C. Gingrich, Chief Financial Officer and Director


                       /s/ Robert W. Pearce
                       ---------------------------------------------------------
                       Robert W. Pearce, Acting Secretary and Director


                       /s/ John Dewey
                       ---------------------------------------------------------
                       John Dewey, Director