Form 10KSB
period 2004-12-31
BIDVILLE INC
filed 2005-04-15
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


--------------------------------------------------------------------------------

(Mark one)

[X]   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
      1934

For the fiscal year ended December 31, 2004.

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ________ to ________.

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

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ended December 31, 2004 were $91,891


The aggregate market value of voting common equity held by non-affiliates as of March 18, 2005 was approximately $8,251,591.

As of March 18, 2005, there were 39,758,887 shares of Common Stock issued and outstanding.

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


Item 8B     Other


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

      In addition, concurrent with the acquisition of NoBidding, the Company's management elected to change the Company's fiscal year-end from February 28 to December 31. The Company's subsequent periodic filing, in accordance with the Securities Exchange Act of 1934, as amended, was the Form 10-KSB for the transition period from March 1, 2003 to December 31, 2003, initially filed with the Securities and Exchange Commission ("SEC") on April 2, 2004 and subsequently amended on May 7, 2004 and October 1, 2004.

      On March 24, 2004, Bidville acquired 321 Play, Inc. ("321"), a New York corporation, and its subsidiary Buy Sell Connect.com, Inc., also a New York corporation, to operate as subsidiaries of the Company. In exchange for 100% of the common stock of 321, we agreed to issue the existing 321 shareholders five hundred thousand (500,000) shares of Bidville restricted common stock ("purchase price") and up to an additional three million (3,000,000) shares of restricted common stock payable upon 321 reaching certain performance goals, as defined in the agreement, payable over a period of up to three years from the date of the agreement. The Company decided to discontinue the operations of 321 at December 31, 2004 because of the disappointing performance of 321. The Company received no consideration related to the discontinuance. The assets and liabilities disposed of included a nominal amount of cash, accounts payable and amounts due to the Company. The Company recorded a loss of $894,555 on the discontinuance.

      Subsequent to the acquisition but on the same date, 321 executed an executive employment agreement with Alina Mezhbovski, to serve as 321's Chief Executive Officer for a period of three (3) years. 321 also executed on the same date a three-year consulting agreement with Mezhcorp LLC. For additional information about these agreements, see "Employee and Consultants". Pursuant to the discontinuance of operations as described above, this employment agreement was subsequently cancelled by the Company.


Online Auction Industry Background

Overview

      Within the last decade, the shape of the consumer marketplace has undergone a dramatic change, primarily due to the emergence of the Internet as a commercial medium. The Internet has evolved into the fastest-growing electronic communications tool in history, with the potential to provide more connective power, purchasing capability, and knowledge resources than print and telephonic media combined. In the United States alone, the number of people with regular Internet access has expanded from roughly 86 million persons in March 2000, to 126 million in August 2003; expanding to 186 million in September 2004; and included in a total worldwide Internet population of approximately 934 million at September 2004. Sources: UCLA Center for Communication Policy, UCLA Internet
Report: Surveying the Digital Future (2000); America's Online Pursuits: The Changing Picture of Who's Online and What They Do, Internet & American Life Project, December 22, 2003; and Nielsen/Net Ratings and Jupiter Research, December 13, 2004.

      Consumers worldwide are now taking part in a phenomenon known as "e-commerce," where goods are bought and sold at the click of a button in a global electronic marketplace. Online shopping, or "e-purchasing," has been growing steadily in the United States, despite the recent economic slump and decline in consumer confidence. Published reports vary, however, as of December 2003 more than 97 million Americans had purchased products online, representing a growth of 45% from the 67 million Americans who had bought products online as of December 2002, and representing a growth of 137%% from the 41 million Americans who had bought products online as of March 2000. The number of online purchases made on a typical day increased approximately 514% from December 2001 to December 2003, and increased approximately 135% from December 2002 to December 2003 (from 10.81 million to 28.32 million to 66.42 million) between 2000, 2002 and 2003. Source: UCLA Center for Communication Policy, The 2002 UCLA Internet Report; eMarketer and Jupiter Research, December 2003.

      As researchers from the Internet Project noted in a December 2002 report, "this increase in e-purchasing occurred alongside a substantial decrease in overall consumer confidence in the whole U.S. economy during the same period. Consumer comfort levels and satisfaction in the online world appeared to be rising, even as the offline markets were sagging; in September 2002, 85% of those who had ever bought products online said that they `always' or `most of the time' were able to find and buy the products they were seeking. However, it is important to note that while most Internet users have embraced the transition to e-commerce, the overall volume of online sales has generally constituted a very small portion of the total retail market in America." As of Decemeber 2004, online e-commerce accounted for approximately 1.91% or $69 billion of the total reported retail sales of $3.6 trillion for the same period. However, online e-commerce has been growing averaging approximately 25% each year from year end 2000 through year end 2004; versus total retail sales growth averaging approximately 4.4% each year for the same period. Source: U.S. Department of Commerce June 1, 2004 and February 24, 2005.

      In addition, researchers have attributed the growth of online consumer activity between 2000 and 2003 to the fact that the Internet population was still in the process of maturing. Research has repeatedly shown that as Internet users gain experience, they are increasingly at ease with making online purchases, continue to have greater access to high speed Internet connectivity, develop more comfort with available safeguards against fraud, realize time saved through conducting e-commerce, get better pricing, have a greater selection, get easier shipping of purchased merchandise, find more personalized gifts and are more likely to spend money on the Web. For example, approximately 59% of the U.S. Internet user population made purchases online in 2003.Source: Counting on the Internet, Internet & American Life Project, December 29, 2002; and Jupiter Research 2003.

      The Forrester Group estimates that global e-commerce will approximate $12.8 trillion by 2006, a marked increase from the $657 billion reported by International Data Corporation for the year ended 2000. In addition, despite the fact that the overall growth of the Internet population seemed to be stabilizing in 2002, e-commerce is expected to continue to develop at an extraordinary pace, with projected growth increases of 67% and 53% by the end of 2005 and 2006 respectively. Source: Electronic Commerce and Technology 2002; and, U.S. Department of Commerce December 2004.

The Online Auction Market

      One form of e-commerce that has experienced tremendous growth in recent years is the online auction format, increasing its number of users nearly 600% between the beginning of 2000 and the end of 2004. In March 2000, 13 million American Internet users had placed a bid, bought an item, or sold an item through an auction website. But by February 2004, there were 43 million Americans who had exchanged their wares online. Source: America's Online Pursuits, Internet & American Life Project, December 22, 2003; Pew Internet & American Life Project, January 2005; and Jupiter Research September 3, 2004. Contributing to this growth has been the successful online auction format first introduced by eBay, which created a person-to-person Web-based trading community that allows sellers to list items for sale, buyers to bid on items of interest and all users to browse through all of the items listed in any given category.

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

      As part of an effort to educate auction-goers about how to take advantage of this new marketplace and minimize potential problems, the National Consumer League (the "NCL") conducted a survey at the end of 2000 to determine how and why people participate in online auctions. Overall, most of the survey respondents who participated in online auctions indicated that they did so only as bidders. The study found that bidders were attracted to online auctions because they were looking for either: bargains (43%), hard to find items (23%), or things they collect (21%). In addition, of those who had participated as bidders in online auctions, eighty-three percent (83%) actually bought something. The average value of most purchases was $100 or less (75 %), but twenty-one percent (21%) of buyers said the average value of their auction purchases was between $101 and $500. A more recent study noted by epaynews.com in March 2005 showed that the average value of online purchases at $100 or less approximates 60% of the total online sales, while purchases over $100 through $10,000+ comprised approximately 40%, with the average value of a purchase approximating $300. These recent indications show purchasers have become more comfortable with making higher value purchases, in particular with increases in transaction activity for automobiles, real estate, expensive computer and electronics products, designer jewelry and better art and collectibles. Source:
National Consumer League, Online Auction Survey Summary, January 31, 2001; ActiveMedia 2004; and epaynews.com, March 2005.

      Despite having such a large group of current and potential customers, the online auction marketplace has historically been highly fragmented with over 250 small websites catering to local e-commerce traffic, dominated by one or two online auction companies without any real competition. The online auction market is growing and is highly responsive to simplicity, new marketing ideas and online innovation. No expensive infrastructure or inventory is required to enter the market. Skilled personnel and technology are the only barriers to entry that exist.

      As a result, Bidville was created in 1999 by Dr. Edward Orlando, offering a wide range of online auction services that present a viable alternative to eBay. Bidville's website provides a venue for buying and selling activities to take place between its users on a consumer-to-consumer, business-to-consumer and business-to-business basis. The range of products offered on Bidville's website is expansive, allowing users to browse and search for products through many categories and seller stores to find new or used listed items that would normally be difficult to locate through conventional means. As the portion of the population with Internet access continues to grow, online auction companies such as Bidville should enjoy a more diverse and active membership base.

Bidville: The Market Alternative

      Bidville provides Internet users with an active website that facilitates auctions and fixed-price e-commerce between unrelated third parties. The Company's website may be accessed through the URL: www.bidville.com. Bidville currently has approximately 1 million active members, with over 15,000 active sellers. In addition, Bidville has further developed its aggressive marketing plan to support continued rapid growth of its membership in the future. See "Marketing and Distribution" below.

      Bidville's online auction and fixed price offering allows buyers and sellers to bypass traditionally expensive, regionally fragmented intermediaries and provides a venue to transact business twenty-four hours a day, seven days a week, and 365 days a year. In this manner, the buyer has access to a marketplace where business is conducted by negotiating with sellers through an open bidding process and allows buyers to make purchases based on targeted prices. The seller has the luxury of displaying products for sale to a virtually infinite global marketplace of buyers. Therefore, the seller is able to reliably sell at competitive prices, due to lower cost of sales.

      Bidville currently features approximately 3.2 million daily listings, ranging from electronics to baseball cards, and supports a growing community, evidenced by its active message boards. In order to attract sellers and expand revenue-producing parameters, Bidville recently initiated a "Final Success Fee" ("FSF") (described in greater detail below) as a transition from its previous membership-based monthly fee structure. Bidville does not currently charge sellers listing fees and there is no charge to persons wishing to bid on any of the items posted on our website.

      In the normal course of business, Bidville charges sellers for online auction activities through both a FSF format and a listing "Enhancement Fee" format, and a monthly storefront fee for sellers who choose to open a virtual storefront on Bidville's website. Sellers are only charged a Final Success Fee (not a "listing fee") when an item is successfully sold. This FSF is charged as a percentage of the final value of a successfully completed auction. The FSF percentage ranges from a straight 5% to 1% plus a calculated price range based on percentage closing fees accrued from higher level closing values.

      The current Bidville model derives revenues from sellers through Final Success Fees, as well as under a schedule of optional charges should a seller choose to use certain features to enhance their product listings (known as "Enhancement Fees"). Bidville launched its storefront functionality in November 2004, whereby for $5 per month a seller can opt to open a custom virtual store on Bidville's website and have the ability to list items at a fixed price. Items listed in the sellers' stores are fully interactive with Bidville's search and browse features. The existing Bidville seller base, which was previously subject to a monthly membership fee for listing items for sale on the Bidville site, has been fully matriculated into the recently implemented FSF structure.

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

      During the course of the auction, bidders are first notified by e-mail that they have placed the highest bid and immediately notified if they are outbid. In addition, both sellers and successful bidders are automatically notified when an auction or "Take-It Listing" (items listed for purchase at a fixed price) has been completed. Bidville offers members further assistance through comprehensive "Help" and "FAQ" sections, as well as customer service geared toward helping experienced as well as novice "auctioneers."

      Bidville has developed a number of features designed to make users more comfortable when dealing with an unknown trading partner over the web. The ratings section encourages every Bidville member to provide comments and feedback on other Bidville members with whom they have completed a transaction. In addition, we plan to implement a fraud insurance program in the near future, at no cost to the user, which would cover select items sold on the site up to a value of $300 (minus a $20 deductible), for members with non-negative feedback ratings. In addition to the proposed fraud insurance coverage, Bidville's expanded safety program offers tips and guidelines for safe trading, responds to reports concerning misuse of the Bidville service and if necessary, warns or suspends users who violate the terms of Bidville's "User Agreement". Bidville's ongoing trust and safety initiatives, including valid credit card and/or checking account information requirements for sellers, insurance and integrated escrow payment services through use of a qualified and reputable third party, are all intended to assist Bidville in maintaining as safe a place to conduct trades as possible. Bidville has also developed a comprehensive set of rules and guidelines that specifically prohibit the sale of illegal, infringing or pirated items.

      Bidville currently allows its sellers to offer multiple options for payment. The Company may also investigate the development of its own online gift card and payment systems. In the event Bidville develops either online system, it is anticipated that these features will generate additional revenue for Bidville.

Bidville's Strategy

      Our business strategy is to continue to develop and validate Bidville' website as the predominant alternative online auction marketplace, in an environment dominated by eBay, by using Bidville's website to provide a conduit for our online auction and fixed price format offering. This strategy is dependent upon our continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance existing and future services.

      Our revenues to date have been marginal and therefore our business strategy has been based almost entirely upon raising capital both to fund operations and to make those investments in our company which we believe will increase future revenues. We expect future revenues to be based upon the Final Success Fees charged to sellers when their items are successfully sold on the Bidville website, as well as from any Enhancement and storefront Fees collected from sellers who choose to use them. Due to our limited operating history, however, there can be no assurance that these revenues will be sufficient to sustain our operations or that we will be profitable in the future.

      Accordingly, our revenues are dependent on the volume of sales of goods on our website. Revenues from sales are recognized in the period in which revenues are earned. Our gross profit margin will be determined in part by our ability to estimate and control direct and indirect costs of operations and our ability to incorporate such costs into the FSF structure and the enhancement and storefront fees charged to sellers.

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

Registration

      Anyone can visit the Bidville website and look through the more than 7,200 categories and over 600 storefronts that list items for sale in an auction or fixed price format at any given time. In order to place a bid or make a purchase, however, a new Bidville user must first complete a simple online registration form. Users must be at least 18 years of age to register on our site. During registration, a user is required to choose a "nickname" or User ID, as well as give their contact information (such as name, address, phone number and email address). This information is later used to contact the user about services on our site for which they may have expressed an interest.

      After completing the registration form, new users must confirm their registration before using the new account by reading and accepting the terms of our User Agreement and finally, creating a password for their account. Once a password has been chosen, the account is immediately activated and the new user can then proceed to bid on and/or purchase any of the items listed on our site.

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

      It is not possible to lower or retract a bid once it has been submitted only if customer service is contacted and specifically apprised of the circumstances concerning a request of this nature, will consideration be given to either retract or lower a place bid. In the "Frequently Asked Questions" section of the BidVille website, bidders are cautioned to be extremely careful when placing a bid and to only place bids when they intend on following through with the purchase. However, users can increase their maximum bid (proxy bid) at any time before an auction ends.

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

      TrackPal

      Once a user is registered in our system, that user can then manage their account in a variety of ways through Bidville's "TrackPal" system. The TrackPal system allows users to:

      -     Track all of their current and expired auctions.
      -     View and edit their personal info.
      -     View their selling history.
      -     View their buying history.
      -     View their billing activity and history (Sellers only)
      -     See their user feedback.
      -     Relist their expired auctions.
      -     Edit their current auction items.

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

Selling Items

      Selling an item (or items) online using Bidville's auction format can be very effective and we encourage sellers to post as many items as they wish. Before placing an item for sale, a seller must first be a registered Bidville user and have verified their membership by placing a valid credit card and/or checking account information on file with us. After completing a one-time registration, a seller can then list items for auction or fixed price format by simply clicking on the "Post an Auction" link near the top of every page on our website and then filling out a short online form.

      As will be described in greater detail shortly, the key distinction between Bidville and some of its competitors, such as eBay, is that we do not currently charge sellers a "listing fee" to list items for sale in any of our auction or fixed price listing formats. Instead, we recently implemented a "Final Success Fee" ("FSF") structure, where sellers pay only a percentage of the final amount for which an item sells in one of our auction or fixed price formatss. Sellers do not have to pay an FSF for an item that does not sell, either because there are no bids for the item or because the reserve price is not met. Other than charges for any additional features that a seller may want to use to enhance a listing, sellers incur no other charges in selling an item on our website. This is a key difference between Bidville and eBay's current pricing model (which charges sellers a listing fee to list any item(s) for sale on eBay's website, in addition to a final value fee if the item eventually sells).

      We believe that our pricing model will encourage new users to sell items on our website and can minimize their concerns about the costs of doing so. Bidville auctions allow sellers to sell items on our website without any cost to them unless enhancement fees are used for items listed, a seller opts to open a custom virtual storefront on Bidville's venue and/or until the user is able to successfully sell an item.

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

      FSF are billed to successful sellers twice per month. If the seller has a credit card or checking account on file with Bidville, the credit card or checking account will be charged the total amount of FSF respectively at two invoice and billing periods for that month. If a Bidville seller does not wish to use a credit card or checking account to pay for FSF, the qualified seller can be eligible to make other arrangements with Bidville's Customer Service.

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

Storefront Fees

      During November 2004, the Company initiated a Storefront program for its sellers. Sellers have the option to purchase a Storefront from the Company for a flat $5 monthly fee. Included in the storefront is an inventory tracking system and unlimited listings of the seller's items. A trial membership period began during November 2004 and ended on December 31, 2004. Beginning in January 2005, the monthly fee of $5 is accrued on the first day of the month for all existing storefronts and is billed under the billing cycle described in more detail in the section entitled Billing System below. Any Storefronts opened during a respective month results in a prorated charge of the monthly storefront fee.

      Featured Sellers

      Every day, six (6) Bidville sellers are randomly chosen by our computers to be "Featured Sellers." These sellers will automatically have links on the Bidville homepage that direct bidders to their items. To qualify for the daily drawing, sellers must have at least fifty (50) active auctions at the time of the drawing.

      Bidville Credit

      "Bidville Credit" represents credits issued to and/or purchased by sellers who have been grand-fathered in prior to the February 1, 2004 change from a membership fee structure to an FSF format. Sellers can use Bidville Credit to purchase any of our optional services for their auctions. For example, a seller may use the credit to place an auction in the Photo Gallery or Featured section of Bidville. Bidville Credit cannot be used to pay for items that a user has won or FSFs incurred for items sold, and is not equivalent to cash. Credit is also non-refundable and non-transferable. Under certain uncommon and unique circumstances, a seller may be issued a credit pertaining specifically to FSF, that subject to limitations, may be applied to a future FSF incurred. The seller can track these credits separately in TrackPal.

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

Effect of Transitioning from Membership Fee to Final Success Fee Structure

      Premier Sellers

      The recent implementation of the Final Success Fee structure has changed the manner in which existing Premier and Verified sellers are treated. Bidville Sellers as of January 31, 2004 had the option of becoming or continuing their previous Premier Membership plan for three (3) months (paying their membership fee each month) and receiving one and a half (1 1/2) times the credits for each month that they become (or continue) their Premier Membership. After April 30, 2004, there are no longer Premier Sellers. All members that were Premier Sellers in the prior three (3) months had three (3) months (until July 31, 2004) to remain as Verified Sellers on Bidville. As of August 1, 2004, there are no longer any Verified Sellers. Premier Sellers (and Verified Sellers) did not pay any Final Success Fees for the period running from February 1, 2004 to July 31, 2004. Any Credits that are left over after July 31, 2004 do not expire and can be applied towards Enhancement Fees the seller may incur at a later date. Credits, however, cannot be applied towards any Final Success Fee.

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

      This interim fee structure applied to each level of our Premier Membership fee structure in the following manner:

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

Premier Plus Sellers:

      *Pay $10 per month through April 30, 2004 *Receive a $150 Credit per month through April 30, 2004 *Do not pay FSF until August 1, 2004.

Premier Gold:

      *Pay $15 per month through April 30, 2004 *Receive a $300 Credit per month through April 30, 2004 *Do not pay FSF until August 1, 2004.

After August 1, 2004, every Premier Seller (regardless of prior status) is obligated to pay FSF, although the seller can still apply any unused Credits they may have towards Enhancement Fees. Unused Credits will not expire and may be used by the Seller at any time.

      Verified Sellers

      Verified Sellers as of January 31, 2004 continued to be Verified Sellers until July 31, 2004. If a Verified Seller was due to renew their six (6) month verification any time between January 31, 2004 and July 31, 2004, they were not required to renew. All Verified Sellers who were current Verified Sellers as of January 31, 2004 did not have to pay FSF until July 31, 2004. Each Verified Seller as of January 31, 2004 received a one-time "thank you" from Bidville in the form of $25 in credits to be used towards Enhancement Fees. These credits do not expire and could be used for enhancements either during the six (6) month grandfathering period or at any time thereafter. Credits, however, cannot be applied towards FSF.

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

Completing the Transaction

      Payment of Fees

      Once a seller has verified their membership, Bidville will have a valid credit card and/or checking account information from that seller on file. This credit card and/checking account information will be used for routine payment of any optional fees the seller may have accumulated. We will send notification of any fees associated with the respective seller's account twice per month via email to the email address on file at that time. Enhancement fees, however, are invoiced and billed immediately upon reaching an aggregate total charge of $10, .. On the 1st and 15th of each month, sellers' credit cards or checking accounts will be charged for any fees owed to Bidville, at that billing date and that aggregately total $1 or more. If a seller owes less than $1 we will not charge their credit card or checking account, but the balance will carry over to the next billing period.

      Billing System

      FSF's, Storefront fees, and Enhancement fees are billed to sellers on a twice-monthly basis. Invoices are generated on the 10th and 25th day of the respective month, and actual billing occurs five days after the invoice date. If a seller has a credit card or checking account on file with the Company, that credit card or checking account will be charged the total amount invoiced during the respective billing period. If a seller does not wish to use a credit card and/or checking account to pay for their charges, that seller can make other arrangements with the Company's customer service department. If a seller's account with the Company is less than $1.00 at the end of any billing period, that balance due is carried over to the next billing cycle.

      In addition to the billing cycles described above, if at any point in time a seller's account for optional Enhancement fees is equal to or greater than $10, then that amount is invoiced and charged immediately to that seller.

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

      Web Hosting Colocation

      On February 25, 2004, we completed the move from our former web hosting services provider, Omega Micro Systems, Inc. in Newark, New Jersey to a web hosting colocation in Tampa, Florida. The new web hosting service provider, iLand Internet Solutions Corporation, in addition to being more geographically accessible from Bidville's offices, also provides greater broadband capability and more comprehensive and expansive managed services. The new hosting location maintains the highest level of access security for the Company-owned equipment.

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

Marketing and Distribution

      Bidville enters the marketplace at a time when Internet use is much greater than the level when eBay began operations. This has continued to result in a shorter period of ramp-up time for growing Bidville's registered user base and expanding associated buying and selling activities on the Bidville website. To maintain a competitive edge, Bidville plans to continually introduce a stream of new innovative technologies and services to the growing online consumer market.

      Bidville's marketing strategy centers on brand visibility and online consumer market awareness. Bidville's first step was to initiate a co-registration e-mail program along with product positioning with major e-commerce names such as: The Excite Network (Iwon.com), Overture, Lycos.com and Yahoo.com; organizations with which Bidville currently has contracts on a per campaign basis, except for: Yahoo.com which ran through September 2004 and Auction Bytes which ran through the end of 2004. We also plan to introduce an Affiliate Program that pays a fee for performance based and qualified new registration activities conducted on the Bidville site. In addition, Bidville plans to increase its relationships with existing auction drop locations, and plans to establish company-owned auction drop locations. In addition to providing another revenue stream for Bidville, it will also bring Bidville direct interaction with its member community.

      Further online, print, trade shows and other grass roots and major advertising and public relations campaigns will be the cornerstones of Bidville's ongoing marketing strategy. For example, we recently renegotiated an agreement for a second season to be a participating sponsor of Major League Baseball's Tampa Bay Devil Rays, who play in the Eastern Division of the American League. The sponsorship includes thirteen Saturday night games which will host "Bidville.com Saturday Night Silent Auction". Bidville.com will feature various Devil Rays items, including autographed memorabilia, box seat tickets and VIP passes to certain games. These items will be auctioned on the Bidville.com website throughout the season, with all proceeds from the auctions going to the Tampa Bay Devil Rays "Rays of Hope Foundation" charities. A check presentation ceremony, to the "Rays of Hope Foundation" charities, will take place at the end of the season. In addition, Bidville will be featured every game with behind home plate signage having direct televised exposure to an expansive national viewing audience. This community based sponsorship will provide local, as well as national, exposure for Bidville and will enhance our current marketing initiatives by attracting new buyers and sellers to our auction site.

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

COMPETITION

      The online auction service market is intensely competitive, with eBay being the dominant player in this market. Our primary competition comes from various online auction sites including: eBay, Amazon.com, Overstock.com, the Fairmarket Auction Network, Surplus Auction, uBid, Yahoo! Auctions, and a large number of other companies that use an auction format for consumer-to-consumer, business-to-consumer or business-to-business sales. Bidville's total fee structure, however, is typically five to one hundred percent (5% - 100%) lower than comparable fees charged by eBay, with the actual fee structure in each instance depending on the final bid price and the type of fee charged. Additionally, Bidville provides the same, and in many circumstances more, services than do competitors such as eBay.

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

      Our broad-based competitors include the vast majority of traditional department and general merchandise stores, as well as emerging online retailers. The most prominent of these include: Wal-Mart, Kmart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax and Sam's Club as well as eBay, Amazon.com, Overstock.com, Buy.com, AOL.com, Yahoo! shopping and MSN. In addition, we face competition from local, regional and national specialty retailers and exchanges in each of its categories of products. For example:

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

      During November 2004, Bidville launched its Bidville Stores functionality that provides sellers the option to open a custom virtual storefront on Bidville's website. The cost per storefront is $5 per month. Since its launch, sellers have opened over 625 storefronts on Bidville's venue.

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

Consumer Privacy Regulations

      Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have passed, legislation that would limit the uses of personal user information gathered online or offline. Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services. In certain instances we are or may become subject to some of these current laws. In addition, we post our privacy policies and practices concerning the use and disclosure of user data directly on our website. Any failure by us to comply with our posted privacy policies, any Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.

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

EMPLOYEES

      At our last fiscal year end, December 31, 2004, we employed eleven (11) persons. As of the date of this filing, we currently employ thirteen (13) persons. None of these employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be excellent. We plan to employ additional personnel as needed.

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

      We believe that as our business plan is more fully realized, we will likely experience a period of rapid growth in our customer base, number of listings, geographic areas, types of goods and alternative methods of sale. These changes will result in new and increased responsibilities for management personnel and will place a significant strain upon our management, operational, and financial resources. The areas that may be put under strain by our growth include the following:

      o The Websites. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and the new products and features we are regularly introducing. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to increase the capacity of our systems at least to keep pace with the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and could also anger users of our website and reduce future revenues.

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

      We are investing heavily in marketing and promotion, customer support, further development of our website, technology and operating infrastructure development. The costs of these investments are expected to remain significant into the future. In addition, many of our acquisitions may require continuing investments in these areas and have significant ongoing contractual commitments in some of these areas. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.

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

Our acquisition of privately held 321 Play, Inc. and Buy Sell Connect, Inc. exposes our business to greater risk.

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

      Furthermore, as disclosed elsewhere in this report, the Company decided to discontinue the operations of 321 at December 31, 2004 because of the disappointing performance of 321. The Company received no consideration related to the discontinuance and recorded a loss on the discontinuance. The full financial and/or legal impact of this discontinuance is unknown at this time.

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

      Our executive officers and directors (and their affiliates) own a substantial amount of our outstanding common stock. As a result, they have the ability to effectively control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or even impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management."

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

      Our future success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, communications from users who did not receive the purchase price or the goods that were to have been exchanged. In some cases individuals will be arrested and convicted for fraudulent activities using our websites. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods or otherwise make users whole other than through our limited fraud insurance program. Other than through this program, we do not compensate users who believe they have been defrauded by other users. We also periodically receive complaints from buyers as to the quality of the goods purchased. Negative publicity generated as a result of fraudulent or deceptive conduct by users of our service could damage our reputation and diminish the value of our brand name. We expect to continue to receive requests from users requesting reimbursement or threatening action against us if no reimbursement is made. Our liability for these sort of claims is only beginning to be clarified and may be higher in some non-U.S. jurisdictions than in the U.S. This sort of litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business. In addition, affected users will likely complain to regulatory agencies.

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

Item 2 - Description of Property

      Bidville currently leases approximately 1,028 net rentable square feet in an office building in Clearwater, Florida for its day-to-day operating activities. This lease is for a period of thirty-six (36) months, commencing on November 1, 2004, with a monthly rental rate of approximately $5,008 per month through October 31, 2005; $5,115 per month from November 1, 2005 through October 31, 2006; and $5,303 per month from November 1, 2006 through October 31, 2007 plus appropriate sales and use taxes; and escalation increases for building operating expenses, inclusive of insurance premiums, utility charges, management fees and other related costs, as defined in the lease.

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


Item 3 - Legal Proceedings

      Bidville is not a party to any pending or threatened litigation at this time nor is any of its property subject to any pending or threatened legal proceedings, nor is the Company aware of any facts which are reasonable likely to give rise to such proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

      The Company has not conducted any meetings of shareholders during the preceding fiscal year or periods subsequent thereto.

                                     PART II



Item 5 - Market for Company's Common Stock and Related Stockholder Matters

      (a) Market Information.

      The common stock of the Company is currently quoted on the Over the Counter Bulletin Board under the symbol "BVLE" and has been since January 7, 2004. Prior to that time, the Company had traded under symbol "AREP," since
October 10, 2001. The high and low bid information for each quarter since October 10, 2001 are as follows:


                Quarter                     High            Low
         ----------------------------------------------------------
         10/10/2001 - 11/30/2001            3.00            1.01
         12/1/2001 - 2/28/2002              1.01            0.15
         3/1/2002 - 5/31/2002               0.15            0.15
         6/1/2002 - 8/31/2002               0.15            0.10
         9/1/2002 - 11/30/2002              0.11            0.10
         12/1/2002 - 2/28/2003              0.11            0.05
         3/1/2003 - 5/31/2003               0.05            0.05
         6/1/2003 - 8/31/2003               0.05            0.05
         9/1/2003 - 11/30/2003(1)           0.80            0.05
         12/1/2003 - 12/31/2003(1)          6.25            0.75
         1/1/2004 - 3/31/2004(1)            7.50            1.25
         4/1/04 - 6/30/04 (1)               1.74            0.51
         7/1/04 - 9/30/04 (1)               1.34            0.35
         10/1/04 - 12/31/04 (1)             0.77            0.24

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

      (b) Holders.

      As of March 18, 2005, the Company had ninety one (91) shareholders of record of 39,758,887 outstanding shares of its common stock.

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

2004 Stock Incentive Plan

      On November 18, 2004 the Company's Board of Directors approved by unanimous written consent the Bidville, Inc. 2004 Stock Incentive Plan. The plan has not yet been approved by the Company's stockholders.

      The Company's Board of Directors administers the Plan. The Plan affords key employees, officers, and consultants, who are responsible for the Company's continued growth, an opportunity to acquire an investment interest in Bidville, and to create in such individuals a greater incentive and concern for the welfare of Bidville. By means of this 2004 Stock Incentive Plan, the Company seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

      The Company has reserved up to 7,000,000 shares of common stock for issuance upon exercise of options that may be issued from time to time under the Plan. The shares to be issued are subject to adjustment in the event of stock dividends, splits and other events that affect the number of shares of common stock outstanding.

      The options offered in the plan are a matter of separate inducement and are in addition to any salary or other compensation for the services of any key employee or consultant. The options granted under the plan are intended to be either incentive stock options or non-qualified or non-statutory stock options.

      Participants will receive such options as are granted from time to time by the Board of Directors in the form of a stock option grant. The grant will state the vesting schedule, number of shares and price of common stock to be purchased upon exercise of the options by the option holder. The exercise price per share under an option will be determined by the Board of Directors.

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

                                  PPM              PPM
                                Warrants         Warrants
                               Originally     outstanding at
                                issued       December 31, 2004   Exercise price
                               -------------------------------------------------
12/03 PPM 1/2 Warrants         2,205,000        2,205,000        $1.00 per share

      Bidville  has  also  issued   warrants  to  other  entities   pursuant  to
contractual agreements, the material features of which are described elsewhere in this report, and which are summarized in the following table:

                                Number of Warrants  Exercise Price of Warrants
                                ------------------  --------------------------
 Blackmor Group                       100,000                  $2.00

 Restinga Capital Ltd.                660,000                  $1.00

 Foreign Consultant                   300,000                  $1.00


Recent Sales of Unregistered Securities

      On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract at an agreed-upon value of $50. This agreed-upon value was below the closing price of the Company's common stock on the transaction date. Accordingly, the Company recognized a charge to consulting fees for the fair value of the underlying common stock issued as consideration on this contract in the amount of $250,000. The Company cancelled this contract effective July 8, 2004, as no significant services were performed subsequent to March 31, 2004.

      On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. These shares were valued at their fair value of $161,600. The Company cancelled this contract effective June 8, 2004, as no significant services were performed subsequent to March 31, 2004.

      On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to an individual as compensation for a 1 year consulting contract. These shares were valued at their fair value of $1,700,000. The Company cancelled this contract as no significant services were performed subsequent to March 31, 2004.

      Under the terms of a consulting agreement entered into on March 11, 2004 between Bidville and Capital Resource Alliance, LLC ("CRA") as compensation, Bidville became obligated to issue CRA 20,000 shares of restricted, unregistered Bidville common stock. Receipt of the common stock was contingent upon CRA's successful performance of its services. On May 11, 2004, Bidville and CRA executed a Superceding Agreement, declaring the March 17, 2004 agreement null, void and without effect. The Superceding Agreement provides that neither party shall be due any additional compensation regardless of whether in the form of cash or securities, which may otherwise be due and owing under the prior agreement. Accordingly, the Company is no longer obligated to issue the 20,000 shares of common stock.

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

Pursuant to this consulting agreement the Company is obligated to issue 75,000 shares of common stock. At December 31, 2004 these shares had not yet been issued. The fair value of these shares of $112,500 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through December 31, 2004, $84,375 has been charged to operations as non-cash stock compensation.

      On May 25, 2004 the Company issued the 500,000 shares of common stock related to the acquisition of 321Play, Inc. as described in greater detail herein.

      As reported in the Company's Form 8-K previously filed with the SEC, on July 12, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which was admitted to trade on the London Stock Exchange ("LSE") as an investment trust on September 30, 2004. Pursuant to the Purchase Agreement, the Company issued 6,315,789 shares of its common stock ("Company Stock") to Langley for a total value of $4,484,210, or $0.71 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company issued the Company Stock to Langley pursuant to Regulation S under the Act. Langley paid the purchase price by delivering 2,587,526 Ordinary Shares of Langley ("Langley Shares") to the Company with a pre-determined value of one British Pound Sterling (approximately U.S.$1.80) per share (1,293,763 of these shares were placed in escrow as discussed below and 129,372 of these shares were issued to a third party pursuant to an Advisory Agreement as discussed below).

      Of the Langley Shares received by the Company, fifty percent (50%) is being held in escrow as Downside Price Protection (the "Langley Escrow Shares"). At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.71 per share, otherwise the Company will be required to return a portion of the Langley shares. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion.

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

      On August 28, 2004, options to purchase 33,333 shares of Bidville common stock at a price of $.001 per share vested for both Mr. Alan Phiet Pham, NoBidding's Director of Information Technologies, and Ms. Kim Cullen, NoBidding's Director of Marketing, pursuant to their respective Employment Agreements described in greater detail herein. On the same date, options to purchase 670,000 shares of Bidville common stock also vested for Mr. Michael Palandro, President and Chief Executive Officer of the Company, pursuant to his Executive Employment Agreement. On January 31, 2005, Mr. Palandro, Ms. Cullen and Mr. Pham, each exercised a third of their stock options. As a result, the Company issued an aggregate of 736,666 shares of restricted common stock of the Company (670,000; 33,333; 33,333 respectively) in connection with the exercise of those options.

      On September 10, 2004, the Company executed a Financing Agreement with a foreign individual as discussed in greater detail herein. In connection with the agreement, the Company issued three hundred thousand (300,000) shares of its restricted common stock, as well as three hundred thousand (300,000) warrants with an exercise price of one dollar ($1.00). The warrants expire on September 9, 2007.

      On December 13, 2004, the Company issued 140,625 shares of restricted common stock of the Company to a consultant, together with a cash payment of $25,000, for services rendered to the Company under a consulting agreement. The issuance and payment was in satisfaction of all monies owed by the Company under the agreement and it has thereby been cancelled effective December 13, 2004.

      On December 28, 2004, the Company executed a convertible promissory note ("Note") with a foreign entity in the principal amount of $135,000. The note accrues interest at a rate of ten percent (10%) per annum and matures on December 31, 2005. The Note may, at the option of the Company, be converted into and the Note holder shall receive in lieu of payment of the indebtedness, a number of shares of the Company's common stock equal to quotient of the outstanding principal amount plus interest divided by a price of fifty cents ($.50) per share. The Company has the right to force conversion of the Note, at a price of $.50 per share, if the Company's common stock trades above $1.50 for five consecutive days, or the note holder will lost the right to convert the note to common shares after receiving a 7 day advance notice to the holder and the holder does not convert.

      The Company realized net proceeds from the issuance of the Note of approximately $135,000 in connection with a consulting agreement dated December 10, 2004 between the Company and a foreign individual.

      The shares of common stock described above and the convertible promissory Note were issued in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S. In relying upon these exemptions, the Company considered the fact that the issuance of the Note and shares of restricted common stock were being made to foreign investors that qualified as non-U.S. Person(s) within the meaning of Rule 902, who acquired the securities in an offshore transaction, and who had been provided publicly available information about the Company and/or alternatively, investors who were accredited investors as defined in Regulation D of the Securities Act. The securities, which were taken for investment purposes, are subject to appropriate transfer restrictions and restrictive legends.


Item 6. Management's Discussion and Analysis

Forward-looking Statements

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors" herein, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

General

      Bidville, Inc.'s wholly-owned subsidiary, NoBidding, Inc. ("NoBidding"), was founded in 1999 in order to capitalize on the growing Internet commerce marketplace. NoBidding offered a proprietary internet auction site with improved features and functionality compared to competitors such as Ebay. On August 26, 2003, a syndicate of investors purchased a controlling interest in NoBidding in exchange for $225,000 cash and a note in the amount of $75,000, subsequently paid. The Company's founder-member, Dr. Edward Orlando, has retained a substantial equity stake in the Company.

      On December 10, 2003, NoBidding and the individual holders of the outstanding capital stock of NoBidding consummated a reverse acquisition pursuant to a certain Share Exchange Agreement (the "Agreement") of such date. The Agreement provided for one hundred percent (100%) of the shares of NoBidding to be acquired by the Company in exchange for 20,000,000 shares of common stock of the Company and $50,000 cash and for the establishment of a new Board of Directors of the Company consisting entirely of NoBidding directors. The
Agreement also mandated that the total issued and outstanding shares of the Company immediately after the closing of the transaction be 25,360,007 shares. NoBidding was the only wholly-owned operating subsidiary of the Company after effecting the Agreement.

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

      In the year ended December 31, 2004, we generated $91,891 in revenues. As of December 31, 2004, we generated cumulative losses of $48,638,354 . Due to our limited operating history, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. See "Risk Factors."

Executive Operating and Financial Summary

      Our management team regularly reviews operating metrics such as new members, number of items sold, listings, site traffic and total value of merchandise sold on our site, as well as other information such as new seller accounts, seller storefronts opened and associated storefront activity. In addition, we routinely monitor other sources of information, such as our proprietary message boards and help forums. By examining and analyzing this data, we are able to monitor our site, anticipate trends within the site as well as larger trends within the online auction segment, and trends which affect our business segment. Consequently, we are able to make changes as necessary in order to improve our site and business and revenue models. We believe that understanding such information and how both qualitative and quantitative information may change over time is important to investors, analysts and other parties analyzing our market opportunities and business results.

      Our management also regularly reviews key financial information, such as net revenues, as well as monitors revenue supportive activities such as customer support, product development, category items management, marketing and site operations. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

      We expect a growth in net revenues during 2005, which will result primarily from continued increases in membership and seller item listings for both auction and fixed price selling formats on the website, the implementation of storefront functionality in November 2004 and a subsequent increase in the volume of transactions conducted on our site, both in the number of transactions and the aggregate dollar value of such transactions.

      In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. We expect to continue with our current plan to actively market and advertise our auction services throughout the 2005 fiscal year. In addition, we intend to continue pursuing suitable acquisitions and affiliate partnerships for the Company in the near future. Whenever possible, consideration supporting any such acquisitions and or partnership affiliations shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures, with particular emphasis on database management and increased control, scalability and applications efficiency.

      As of March 31, 2005, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. The majority of those international transactions continues to be derived from sellers located in Canada (0.8% of total revenues), with the remainder (0.2% of total revenues) attributable to sellers located in approximately 35 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

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

Results of Operations - For the Period Beginning January 1, 2004 and Ending December 31, 2004.

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

January 1, 2004 - December 31, 2004.

Net Revenue Recognition

      Through April 2004, revenues resulted primarily from membership fees collected from sellers to list items on the Bidville website for sale in an auction and/or fixed price format. During those periods, Sellers paid membership fees in one of the following four ways, either:

      (a) $5.00 to be a verified member only, which allows six months of selling activity and grants the seller $25.00 in credits for registering as a member, subject to certain listing restrictions;

      (b) $5.00 per month to be a premier member, receiving $25.00 in credits per month, without being subject to any listing restrictions;

      (c)   $10.00 per month to be a premier plus member,  receiving  $100.00 in
            credits   per  month,   without   being   subject  to  any   listing
            restrictions; and,

      (d)   $15.00  per month as a premier  gold  member,  receiving  $200.00 in
            credits   per  month,   without   being   subject  to  any   listing
            restrictions.

      Credits existing in a seller's account at the end of a billing period were used to offset any Enhancement fees the seller may have incurred in that particular month. If the total amount of Enhancement fees a seller incurred in one month was greater than the total amount of credits that seller had accumulated in their account up to that time, then the seller was required to purchase additional credits using their credit card, in order to cover the difference. Any unused credits remaining at the end of the month were "rolled over" into the next month and did not expire. Sellers could also purchase additional credits, beyond the monthly amount of credits they were granted under their membership, at any time through the website, using a credit card to charge the dollar amount of the amount of credit the seller wanted to purchase.

      Under the membership fee structure in place through January 31, 2004, revenues recognized in any given month consisted primarily of cash amounts collected for membership fees for a particular month, with enhancement fees making up only a small portion of the actual cash revenues generated in that month. This is because, as previously mentioned, enhancement fees were first paid with any credits that existed in a seller's account at the end of the billing period. The Company received cash from the seller for enhancement fees in instances where a seller (such as an active seller, for example) incurred a greater amount of enhancement fees in a single month than the amount of credit that seller has accumulated in their account up to such date. Consequently, only a small portion of the amount of enhancement fees charged per month generated actual cash income for the Company. A significant portion of the fees "paid" for enhancements were charged against credits granted to members as a part of their membership and included in their monthly membership fee, at no additional charge to the member.

      Revenue recognition changed during 2004 as the Company phased out the membership fee and associated credit issuance formats, which terminated completely on April 30, 2004. The "old" revenue recognition format has been replaced with a Final Success Fee (FSF) structure which became effective on February 1, 2004. Only sellers posting items for sale at auction and/or fixed price listings are subject to paying a FSF. Accordingly, the only fees charged are those which a seller has incurred either through the successful sale of a listed item (in the form of a FSF) or for choosing to utilize any of the optional item listing enhancement features offered by the Company.

      For registered sellers who were members before the implementation of our FSF structure on February 1, 2004, the last date on which membership fees were collected from (and respective credits issued to) such grandfathered sellers was April 30, 2004. After such date, sellers were only able to receive credits from the Company without actually paying for them under specific promotional programs the Company implements for short periods of time geared towards growing a community of registered users, at various times as determined by management. These credits cannot be used against FSF a seller may incur. In addition, grandfathered members were not required to pay FSF until August 1, 2004.

      Effective February 1, 2004, in accordance with the marketing and advertising plans, the Company changed its fee structure from Membership Fees to Final Success Fees ("FSF"). FSF are charged to sellers only when the items they list on the Bidville.com website are successfully sold. The FSF structure is currently as follows:

         Final Sale Price   Final Success Fee
         ----------------   -----------------
         $0.01-$25.00       5% of the final sale price
         $25.01-$1000.00    $1.25 + 2.5% of final sale price amount over $25.00
         Over $1000.00      $25.63 + 1% of final sale price amount over $1000.00

      Storefront Fees

      Effective during November 2004, the Company initiated a Storefront program for its sellers. Sellers have the option to purchase a Storefront from the Company for a flat $5 monthly fee. Included in the Storefront is an inventory tracking system and unlimited listings of the seller's items. A trial period began during November 2004 and ended on December 31, 2004. Beginning in January 2005, the monthly fee of $5 is accrued on the first day of the month for all existing storefronts and is billed under the billing cycle described below. Any Storefronts opened during a respective month results in a prorated charge of the monthly storefront fee.

      Enhancement Fees

      Sellers have the option of adding features to their auction and Storefront listings to increase visibility and improve appearance to potential buyers. These added features are charged in the form of "Enhancement Fees," which are charged according to the billing cycle described below.

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

      When a seller posts an auction, on the Bidville website it is very clear which services are optional. If a seller chooses not to use any of these services, they can bypass this section on the initial listing form and there are no charges to the seller's account until the item successfully sells.

      Bidville Credit

      Bidville Credit represents credits issued to and/or purchased by sellers who were grandfathered in prior to the February 1, 2004 change from a membership fee structure to an FSF format. Sellers can use Bidville Credit to purchase any of our optional services for their auctions. For example, a seller may use the credit to place an auction in the Photo Gallery or Featured section of the Bidville website. Bidville Credit cannot be used to pay for items that a user has won or FSFs incurred for items sold, and is not equivalent to cash. Credit is also non-refundable and non-transferable.

      Payment of Fees

      Once a seller has verified their membership, the Company will have a valid credit card or checking account from that seller on file. This credit card or checking account will be used for routine payment of any optional fees the seller may have accumulated. The Company notifies a seller of any fees associated with the respective seller's account twice per month via email to the address on file with the Company.

      Billing Cycles

      FSF's, Storefront fees, and Enhancement fees are billed to sellers on a twice-monthly basis. Invoices are generated on the 10th and 25th day of the respective month, and actual billing occurs five days after the invoice date. If a seller has a credit card on file with the Company, that credit card will be charged the total amount invoiced during the respective billing period. If a seller has a checking account on file with the Company, that checking account will be charged the total amount invoiced during the respective billing period. If a seller does not wish to use a credit card or checking account to pay for their charges, that seller can make other arrangements with the Company's customer service department. If a seller's account with the Company is less than $1.00 at the end of any billing cycle, the balance due is carried over to the next billing cycle.

      In addition to the billing cycles described above, if at any point in time a seller's account for optional Enhancement fees is equal to or greater than $10, then that amount is invoiced and charged immediately to that seller.

Net Revenues

      Compared with the prior recognized reporting periods ended December 31, 2003 average monthly membership and enhancement fee revenues for the period ended December 31, 2004 showed a notable increase in average dollar volume. Average membership and enhancement fee revenues totaled approximately $4,113 per month for the period between January 1, 2003 and December 31, 2003, as compared to an average of $7,657 per month from January 1 through December 31, 2004. The modest increase in membership and enhancement fee revenues can be attributed to our website and operational restructuring conducted during the fiscal year ended December 31, 2004, in preparation for the level of marketing/advertising/ branding launch planned for 2005.

      The pro rata increase in net revenues from $45,627 for the recognized periods of operation from January 1 through December 31, 2003, to $91,891 for the current fiscal year ended December 31, 2004, was also primarily the result of our website and operational restructuring, as well as anticipation of our planned marketing/advertising/branding launch. In particular, such increase was due to the interest and attention such changes and preparations created throughout our current member and auction marketplace community at large.

      Furthermore, the average number of confirmed registered members increased from 58,299 to 71,039 during the fiscal period between January 1, 2003 and ending December 31, 2003, an increase of 21.9%. For the fiscal period between January 1, 2004 and December 31, 2004, the number of registered members increased to 864,719 members, a 1,117.2% The increase in registered members reflects a substantial overall growth, however, it also reflects a growth in registered users per day each month from an average of 35 per day during the fiscal year ended December 31, 2003, to an average of 2,174 per day during the fiscal year ended December 31, 2004, representing a 6,114.3% increase in new daily registered members.

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

We have been able to implement tracking software and increase system programming sophistication enough to determine certain activities taking place on Bidville's website at any given time, which include but not limited to: Hits, Page views, average time on spent on the website per user, Point of access to the website and Simultaneous users on the site at once. >From the fiscal year ended December 31, 2003 to December 31, 2004 hits to the website increased from 111,118 per day to over 1 million per day; and page views increased from 30,000 per day to over 300,000 per day and visitors to Bidville's website increased from 1,000 per day to over 33,000 per day. These notable increases in site activities are a direct result of the effectiveness of Bidville's marketing and branding activities directed toward Bidville growing member community as well as the growing auction e-commerce community in general.

      The number of items listed on Bidville.com on December 31, 2003 was 1,254,998, a 12.0% increase from the 1,111,700 items that were listed on our website on August 25, 2003. The number of items listed on Bidville.com at December 31, 2004 increased to 2,977,438 representing a 137.2% increase from December 31, 2003. The increase in items listed daily can be accredited to continued diversification of the landscape of merchandise listed for sale at auction or fixed price format on Bidville's website in the 22 main category listings comprising 7,269 sub-categories.

Operating Expenses

Selling, General and Administrative

      Between January 1, 2003 and August 25, 2003, selling, general and administrative expenses amounted to an aggregate of $31,304, attributable to professional fees, depreciation, and other operating expenses. General and administrative expenses increased greatly for the period from August 26, 2003 through December 31, 2003, totaling $38,349,455. This is due to the fact that included in our results of operations are non-cash expenditures charged in the August 26, 2003 through December 31, 2003 period. During such period, we experienced a charge to operations of approximately $22,264,500 for compensation expense related to common stock issuances at less than "fair value". Included in the calculation of this charge was our issuance of Bidville common stock, for either cash or services, at valuations below the closing quoted market price of our common stock (as discounted, as applicable) and either the cash received or the value of the services provided to us by third parties. See the financial statements included in this Form 10-KSB for a description of the important provisions of each agreement and the Exhibits attached hereto and/or incorporated herein for the text of these agreements.

      During the year ended December 31, 2004, selling, general and administrative expenses amounted to an aggregate of $5,305,689 attributable to professional fees, depreciation, and other operating expenses. General and administrative expenses included $3,640,538 for non-cash stock compensation expense related to common stock issuances in lieu of cash for services. See the financial statements included in this Form 10-KSB for a description of the important provisions of each agreement and the Exhibits attached hereto and/or incorporated herein for the text of these agreements.

      In addition, we also incurred $52,285 in expenses between August 25, 2003 and December 31, 2003, due to an increase in our administrative staff from one
(1) part-time employee as of December 31, 2002, to three (3) full-time employees. Expenditures for the fiscal year ended December 31, 2004 included an increase in general and administrative compensation totaling $486,936. This increase is in part due to staffing increases to thirteen (13) full time employees including the hiring of a Chief Financial Officer for the Company. This increase in expenses was necessary in order to obtain the full-time services of a full-time professional staff, although hiring of additional employees to fill key positions is planned as necessary for 2005.

      The fees paid to external professional advisors increased from $4,084 from January 1, 2003 through August 25, 2003, to $134,790 from August 26, 2003 through December 31, 2003. This increase in fees is attributable to the December 10, 2003 reverse acquisition transaction, the August 25, 2003 transaction, and other transactions which, in the opinion of the Company's senior management, will benefit the Company and lead to long-term growth. In addition, the Company incurred a professional fee expense of $15,866,300 for consideration paid by Royal Palm, a controlling shareholder of the Company, through the sale of common stock to an entity for nominal consideration for consulting services rendered to the Company. The shares were valued as of the date of the agreement and the difference between the sale price and the closing market price on the date of the agreement resulted in a charge to operations at the transaction measurement date. Professional advisory expenditures for the fiscal year ended December 31, 2004 totaled $235,599 and were related to securing external professional advice to guide the Company though continued periods of growth, in lieu of the need to hire full or part time employees to accommodate the Company's professional business advisory needs.

      With our continued investment in the infrastructure needed to support our business, including a lease of operating facilities and an increased employee headcount, we expect general and administrative expenses to increase in absolute dollars and as a percentage of net revenues during 2005.

Stockholders' Equity

      Stockholders' equity (deficit) was ($1,010,328) as of December 31, 2004, compared to $1,917,103 as of December 31, 2003. During the periods ended December 31, 2004 and 2003, the Company issued shares of its restricted common stock to consultants as compensation under their respective agreements. For a detailed description of each agreement refer to the financial statements and the notes thereto in this Form 10-KSB.

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

      Subsequent to December 31, 2003, Management re-evaluated the treatment of the transaction and in an abundance of caution, made a retroactive decision to restate the expense related to the sale of such shares of common stock to reflect 100% of the difference between the closing market price on the date of closing and the sale of the shares at a price of $0.50 per share. This was instead of using a historically accepted discounted closing market price. Accordingly, these matters created a situation requiring the restatement of the Company's financial statements as of and for the period from August 26, 2003 through December 31, 2003. The results of this finding resulted in an additional charge of approximately $12,212,700 to "compensation expense" for the revaluation of the common stock sale with an corresponding credit to Additional paid-in capital for each transaction. The Company believes that it took a conservative approach in valuing the transactions and that such expenses were necessary in order for the Company to raise the capital needed to initiate its plan of expansion.

      During the year ended December 31, 2004, the Company generated a negative cash flow of approximately $1,907,491, generated primarily through capital equipment acquisition costs and operational expenses related to selling and general and administrative expenses as described above.

Commitments and Contingencies

      The contractual obligations discussed in great detail in the notes to the financial statements included in this Form 10-KSB, represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates furnished below. We cannot provide certainty regarding the timing and amounts of any such payments. Compensation is generally in the form of either cash or securities and it is anticipated that the source of funds for such future expenditures will be either revenues generated by the Company or proceeds from future offerings of securities.

Consulting and Employment Agreements

      At our last fiscal year end, December 31, 2003, we employed three (3) persons. As of December 31, 2004, the Company employs eleven (11) persons. We plan to employ additional personnel as needed and do not expect significant changes in the number of employees in fiscal 2005.


Item 7 - Index to Financial Statements

      The required financial statements begin on page F-1 of this report.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      On August 3, 2004, Bidville received a letter from its then current auditor, S.W. Hatfield, CPA ("Hatfield"), stating that it was resigning as the auditor of record for the Company, effective immediately, due to certain issues relating to the Company's Form 10-QSB for the quarterly period ended March 31, 2004 filed with the SEC on May 25, 2004 ("Form 10-QSB") that remained unresolved. On August 9, 2004, the Company filed a Current Report on Form 8-K reporting this event and its change in accountant to Berkovits, Lago & Company, LLP (BL & Co), effective August 5, 2004. Subsequently, Hatfield re-issued its audit report for the Company's audited financial statements for the fiscal year ended December 31, 2003, which were included in the Form 10-KSB/A filed with the SEC on October 1, 2004.

      During the period from February 28, 2001 to August 2, 2004 there were no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hatfield, would have caused Hatfield to make reference to the subject matter of the disagreement in connection with its report, except as disclosed in the Company's previous filings with the SEC.

      On October 13, 2004, the management of the Company determined that it was in the best interests of the Company to dismiss BL & Co as its principal independent accountant. On October 14, 2004, the Board of Directors of the Company dismissed BL & Co and authorized the appointment of Stark, Winter, Schenkein & Co., LLP (SWS & Co) as the Company's principal independent accountant. SWS & Co accepted such engagement on October 19, 2004, and on such date, the Company filed a Current Report on Form 8-K reporting this event and its change in accountant. SWS & Co has performed auditing and review services since the first quarter ended March 31, 2004.

      During the period from August 5, 2004 through October 13, 2004, there were no disagreements between the Company and BL & Co on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BL & Co, would have caused BL & Co to make reference to the matter in its reports on the Company's financial statements. During the period from August 5, 2004 through October 13, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.


      Item 8A - Controls and Procedures

      We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer ("CEO and CFO") evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, our CEO and CFO have discovered a potential material weakness in our disclosure controls as they relate to contract review and authorization and the authorization of the issuance of equity securities included in these agreements. Our CEO and CFO believe that the weaknesses did not affect the disclosure in our annual or quarterly reports due to controls put in place during the current quarter and compensating controls, such as the detailed review of these areas subsequent to the time at which the agreements were entered into and during the preparation of our quarterly and annual reports.

      These weaknesses are currently being addressed and the actions are currently being taken to improve our disclosure controls and procedures and our CEO and CFO concluded that our disclosure controls and procedures, combined with compensating controls are effective as of the end of the period covered by this report in that information required to be disclosed in this 10KSB has been recorded, processed, summarized and reported within the current fiscal year. Although there was a change in our disclosure controls and procedures during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The following is summary of the weaknesses and deficiencies that have been identified and addressed:

      o Deficiencies related to the documentation, review and approval of certain consulting agreements. At our most recent year end, we identified deficiencies in controls related to documentation, review and approval of consulting agreements and stock based expenses related to certain agreements, such deficiencies primarily resulted in agreements that may have provided significant compensation in excess of the services provided. In addition, these deficiencies resulted in difficulties for accounting personnel to properly classify the expenses during the preparation of quarterly reports.

      o Potential deficiencies related to the internal control environment. We have determined that for the year ended December 31, 2003 and the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004, that a subsequent review of these internal controls may find that we incurred deficiencies due to inadequate staffing in our accounting department, the control of corporate records and bank accounts at a location other than the Corporate Headquarters, and the lack of a full-time CFO. A full-time CFO was appointed by the Board of Directors on November 17, 2004 and corporate records and bank accounts were subsequently transferred to the Corporate Headquarters at the approval of the Company's Board of Directors.

      As a result of the findings above, we have implemented and will continue to implement the following actions:

      o We have established a Code of Ethics.

      o We have appointed a full-time CFO to support the preparation of financial statements and reports to be filed with the SEC.

      o We are establishing procedures to improve our review and processing of non-accounting documentation and contracts.

      o We intend to engage additional outside consultants to advise our management on additional enhancements to our internal controls.

      Our management is committed to a sound internal control environment. We have committed considerable resources to the aforementioned reviews and remedies. We believe that we have addressed the issues identified above, and we believe that we are in the process of further improving our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate disclosures and financial statements on a timely basis.


ITEM 8B - Other Information

None.

                                    PART III



Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

Directors and Executive Officers

      The directors and executive officers of the Company, their ages and positions held as of the date of this Annual Report are set forth below:


  Name                     Age   Position(s) with Company (2)
  ------------------------------------------------------------------------------
  Gerald C. Parker (1)      62   Chairman
  Michael Palandro (1)      57   Chief Executive Officer, President and Director
  Stephen C. Gingrich (1)   36   Chief Financial Officer and Director
  Robert W. Pearce (1)      54   Corporate Secretary and Director
  C. John Dewey (1)         54   Director

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

(2) Dr. Edward Orlando served as a director of the Company for twelve months under a consulting agreement with NoBidding, Inc. dated August 24, 2004. Pursuant to the terms of the agreement, Dr. Orlando's term on the Board expired on August 23, 2004 and was not renewed by the Company.

Family Relationships

      There are no family relationships between or among the executive officers and directors of Bidville.

Business Experience

      Gerald C. Parker, age 62, President and Chairman of our Board of Directors Mr. Parker served as Chairman & CEO of St. James Capital Group from January 1997 until January 2000. During this time Mr. Parker was one of the Founders of Inktomi Corp., a publicly traded high technology company which develops scalable network applications and traffic servers. At its peak, Inktomi had a valuation in access of $20 billion dollars. He then served as Chairman of Investment Management America, a merchant bank specializing in investment capital, mergers and acquisitions from January 2000 until November of 2001. In that year he formed and served as CEO of Airways Express, an FAA Part 135 Air Charter Company, which served the SE United States and Bahamas markets. He remained in this capacity from November 2001 until June 2002. In June, 2002 he assumed the position of Vice President with the International Monetary Group in Jupiter, Florida. In affiliation with its sister company, American Capital Corp., Mr. Parker handled all M & A work for investing that capital. He remained in that capacity until June 2003 when he formed St. James Investment Group, Inc., a private merchant banking group and Royal Palm Capital Group, Inc. a private investment company. He serves as Chairman of both St. James and Royal Palm and as CEO of St. James. Mr. Parker controls both Royal Palm Capital Group, Inc. and St. James Investment Group, Inc. Royal Palm is a major shareholder of Bidville. Mr. Parker also currently serves as the Chairman of Cirilium Holdings, Inc., a publicly held company. Mr. Parker attended the Anderson Business College in Decatur, Alabama in the early 1960's as well as numerous business and management courses.

      Michael Palandro, age 57, is our Chief Executive Officer and a member of the Board of Directors. Mr. Palandro is responsible for establishing and maintaining operational and financial structure, while developing and implementing business strategies and setting the standards for providing the highest level of guidance and Company representation. Prior to BidVille, Mr. Palandro was President and CEO for Mallet, LeVarek and Pierre starting in July 1983, conducting project development mainly in Europe and Asia, until July 1999. He worked as a Senior Consultant performing corporate restructures for RHI Management Resources, a division of Robert Half International through June 2002. Mr. Palandro became Chief Operating Officer for Carnaby.com, an on-line auction and fixed price marketplace, resigning in December 2002. After working for Carnaby, Mr. Palandro was involved in the restructuring and development for Bidville.com, accepting full-time employment at Bidville in August 2003. Mr. Palandro holds undergraduate degrees in Accounting and Literature from New York Institute of Technology in 1971, a graduate MBA degree in 1973 in International Finance from New York University and was a Certified Public Accountant from 1975, currently inactive.

      Robert W. Pearce, age 54, is our Secretary, and a member of the Board of Directors. Robert W. Pearce has spent his career in various executive and sales management positions within the high-tech and financial industries. For the past 25 years, Mr. Pearce has successfully led several high-level projects, including acquisitions, corporate strategy development, product launches, network deployments and the full spectrum of sales and marketing strategy development. Currently, Mr. Pearce serves as the president of St. James Investment Group, Inc, a full service merchant banking firm. He also holds the position of chief executive officer for investment company Royal Palm Capital Group, Inc. Both firms were launched in March 2003. From April 2002 to March 2003, he was the vice president of sales for Cirilium, Inc., a pioneer in the emerging Voice over Internet Protocol industry. In this position, Mr. Pearce established corporate strategies, developed a new sales organization and created new distribution channels. Prior to his work with Cirilium, Mr. Pearce performed consulting services for an independent telephone company, Arrow Communications. From April 2002 to September 2002, Arrow enlisted Mr. Pearce's help with rolling out a technologically advanced group of wireless broadband products. From January 1999 to September 2002, Mr. Pearce was president of Spectracom, Inc., a telecommunications consulting company. During his tenure with Spectracom, Mr. Pearce led a network deployment of high-speed voice and data termination circuits. This network spanned the Far East and Latin America. From January 1996 until January of 1999, Mr. Pearce served as the vice president of sales for Teleflex, Inc., a telecommunications billing company. While at Teleflex, Mr. Pearce helped establish the company as a primary vendor for Siemens ICN. Before assuming roles with telecommunications companies, Mr. Pearce held positions within the financial industry. In 1987, he launched a broker/dealer firm through Bear Stearns. The firm became a key player in the consolidation of the cable television industry and was acquired in 1988. In 1980, Mr. Pearce began work for Prudential Securities as a stockbroker. Mr. Pearce currently serves as a director of Cirilium Holdings, Inc., a publicly held company. Mr. Pearce completed his college education at Florida State University in 1975.

      Stephen C. Gingrich, age 36, is a Certified Public Accountant with nearly 15 years of experience in entrepreneurial industry and public and private accounting. Prior to joining Bidville, Mr. Gingrich was an Accounting Manager with Accounting Consultants in St. Petersburg, Florida, focusing on business valuations and due diligence engagements. From April 2000 through December 2003, Mr. Gingrich was the Controller of ISL Media, an innovative electronic interactive media group promoting travel and tourism throughout the United States. During the period April 1997 through March 2000, Mr. Gingrich was the Corporate Controller and the Business Development Manager on the east coast for Brandenburg Industrial Service Company, one of the nation's largest demolition contractors, headquartered in Chicago, Illinois. Mr. Gingrich received a Bachelor's in Business Administration in Accounting from Temple University in 1991.

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

      Dr. Edward Orlando, age 34, was a member of the Board of Directors until August 24, 2004. Dr. Edward Orlando is and has been an emergency room ("ER") physician since October 2003. Prior to that time, between January 2002 and September 2003, he was an ER resident at St. Johns Hospital in Detroit, Michigan. Between October 2000 and December 2001, he worked on the Bidville project, through the Company's new subsidiary, No Bidding, Inc. Between July 1999 and September 2000, Dr. Orlando served as an ER resident at St. Lukes Hospital in Bethlehem, PA. He was a founder of the Bidville project and worked on it continuously between January 1999 and July 1999. Dr. Orlando's term as a director of Bidville ended in August 2004 under the terms of his consulting agreement with NoBidding, Inc.

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

Conflicts of Interest

      None of the officers or directors of Bidville other than Michael Palandro, the Company's Chief Executive Officer, and Stephen C. Gingrich, the Company's Chief Financial Officer, will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' and directors' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

      Gerald C. Parker presently owns 54.75% of St. James Investment Group, Inc. and 37% of Royal Palm Capital Group, Inc. Gerald C. Parker may be deemed a control person of either St. James, Royal Palm or both. In the event he is deemed a control person in either of these entities, he may be deemed to beneficially own or control the shares of the Company owned by that entity.

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

Code of Ethics

      On March 15, 2005, the Board of Directors of the Company adopted a Code of Ethics ("Code") that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code is filed as Exhibit 14.1 to this Form 10-KSB and posted on the Company's website at http://www.bidville.com/community/InvestorRelation/code_ethic.html The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of its Code of Conduct and Ethics applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on the Company's web site. The Company will also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Stephen Gingrich, 601 Cleveland Street, Suite 120, Clearwater, Florida 33755.

Item 10 - Executive Compensation

EXECUTIVE COMPENSATION



Name and                   Year   Annual     Annual        Annual     LT        LT         LTIP      All
Post                              Comp       Comp          Comp       Comp      Comp       Payouts   Other
                                  Salary     Bonus         Other      Rest      Options              (1)
                                     (1)     ($)                      Stock
----------------------------------------------------------------------------------------------------------
Gerald C. Parker,          2002   $      0
Chairman
                           2003   $      0   $ 50,000 (2)

                           2004   $143,750   $ 20,000 (4)  $ 12,500             $250,000


Michael Palandro,          2002   $      0
President, CEO
and Director               2003   $ 40,000                                      $ 20,063

                           2004   $120,000   $ 20,000 (4)  $ 49,747


Stephen C. Gingrich,       2004   $ 17,250                                      $  1,389
CFO and Director

Robert W. Pearce,          2002   $      0
Secretary
and Director               2003   $      0

                           2004   $      0


Edward Orlando,            2002   $  3,538
Director (3)
                           2003   $      0

                           2004   $      0


C. John Dewey,             2002   $      0
Director
                           2003   $      0

                           2004 $0

----------


(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) Mr. Parker was paid a performance bonus of $50,000 in January 2004, which was accrued in December 2003.

(3) Mr. Orlando was a director pursuant to a one-year Consulting Agreement dated August 24, 2003. The agreement expired on August 24, 2004 and was not renewed by the Company. As of August 24, 2004, Dr. Orlando is no longer a Director of the Company. (See "Certain Relationships and Related Transactions")

(4) Mr. Parker and Mr. Palandro achieved a performance bonus during 2004 that was accrued but not paid as of December 31, 2004.



Item 11 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 18, 2005, regarding the ownership of Bidville's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share(s) of Common Stock beneficially owned.

Name and Address of             Title of  Amount and Nature of     Percent of
Beneficial Owner                 Class     Beneficial Owner          Class
--------------------------------------------------------------------------------

Gerald C. Parker                 Common      10,646,050(2)          26.8%(2)

Michael Palandro                 Common         670,000(3)           1.7%(3)

Robert W. Pearce                 Common               0                0%

Stephen C. Gingrich              Common               0                0%

Edward Orlando(4)                Common       2,626,900              6.6%

C. John Dewey                    Common               0                0%
------------------------------

All Executive Officers and       Common      13,942,950             35.1%
Directors as a Group
(Five (5) persons)

Royal Palm Capital Group, Inc.   Common       9,036,050(2)          22.7%(2)

Langley Park Investments, Plc    Common       6,315,789             15.9%

--------------------------------------------------------------------------------

* Percentage is based upon 39,758,887 shares issued and outstanding as of March 18, 2005.

(1) The address for each of the above is c/o Bidville, Inc., 601 Cleveland Street, Suite 120, Clearwater, Florida 33755.

(2) Gerald C. Parker owns 54.75% of St. James Investment Group, Inc. and 37% of Royal Palm Capital Group, Inc. He may be deemed a "control person" of either St. James, Royal Palm or both. The shares owned by Royal Palm and St. James have been aggregated and deemed indirectly beneficially owned by Mr. Parker for the purposes of Rule 13(d) of the Securities Act.

(3) On August 29, 2004, options to purchase 670,000 shares vested in accordance with Mr. Palandro's employment agreement. These options were exercised on January 31, 2005.

(4)   As of August 24, 2004, Dr. Orlando is no longer a Director of the Company.


Executive Employment Agreements

A more detailed discussion of these agreements appear elsewhere in this report.

      The Company presently has employment agreements with its Chairman,  Gerald
C. Parker, and its Chief Executive Officer, Michael Palandro. Under the terms of their respective employment agreements, each will receive annual salaries in the following amounts: Mr. Parker - $150,000 and Mr. Palandro - $120,000, for a period of three years from the date of their respective agreements. Compensation for their services also include stock options to purchase up to 1,000,000 and 2,010,000 shares of Bidville common stock, respectively, at a price of $4.27 and $0.001 per share, respectively. These options vest in one-third increments on each anniversary date of the agreement, commencing on the 13th month of the employment agreement. On August 29, 2004, options to purchase 670,000 shares vested in accordance with Mr. Palandro's employment agreement and these options were exercised on January 31, 2005. On January 12, 2005, options to purchase 333,333 shares vested in accordance with Mr. Parker's employment agreement and as of the date of this report, none have been exercised.

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

      The Company also entered into an employment agreement with Stephen C. Gingrich, its Chief Financial Officer, on November 17, 2004 for a term of three years. Under the terms of the agreement, Mr. Gingrich is entitled to receive an annual salary of $65,000 and options to purchase 250,000 shares of the Company's common stock at an exercise price of $.36 per share, vesting equally in one-third increments over a three-year period beginning September 26, 2005.

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

      (c) Stock Participation - Mezhcorp may be eligible to participate in any stock option incentive plans established for non-Consultants of 321, at the discretion of the Board of Directors;

      (d) Additional incentive compensation, if any, shall be at the discretion of the Board of Directors.

      On March 11, 2005, the Board of Directors of the Company determined that it was in the best interests of the Company to terminate this Employment Agreement. As of the date of this filing, no formal legal action has yet been taken.

Item 12 - Certain Relationships and Related Transactions

      Bidville and Dr. Edward Orlando, NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Dr. Orlando provided certain management consulting services to the Company and retained a position on the Company's Board of Directors for a one year period.

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

      The Company entered into an Executive Employment Agreement with Mr. Gerald
C. Parker, on January 12, 2004, under which Mr. Parker is to serve as the Company's Chairman of the Board of Directors for a period of three (3) years, through December 31, 2006. Under his agreement, Mr. Parker is entitled to an annual base salary of $150,000. In addition, Mr. Parker shall receive options to purchase up to 1,000,000 shares of Bidville common stock at 15% below the market price on the date of the agreement. On January 12, 2004, the date of the agreement, the price at close was $5.02. Accordingly, the exercise price of the 1,000,000 options is $4.27, or 15% below $5.02.

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

      During the fiscal year ended December 31, 2003, the Company paid or accrued approximately $11,030 in professional fees to an individual who is also a Company shareholder and employee of St. James Investment Group, Inc. ("St. James") (an entity operated by the Company's Chairman) for various accounting and controllership services.

      During the fiscal year ended December 31, 2004, the Company repaid $73,297 in debt to a significant shareholder.

      On March 14, 2005, and effective October 1, 2004, the Company executed a Consulting Agreement with St. James ("Consultant"), whereby Consultant has provided and shall continue to provide financial, acquisition, strategic, and business planning and consulting services to the Company. The term of the agreement shall continue for a period of three (3) years from the effective date ("Primary Term") and shall be automatically extended for additional two (2) year periods ("Renewal Term"), unless either party gives the other written notice of non-renewal at least ninety (90) days prior to the expiration of the Primary Term or Renewal Term then in effect. The agreement may not be terminated in the first year of the Primary Term and after such time, either party may terminate the agreement by giving to the other ninety (90) days written notice at the other party's address of record. In the event of termination of the Agreement by the Company during the Primary Term, Consultant shall be entitled to a payment equal to twelve (12) months of the then-current consulting fee ("Termination Amount"). Any payments, expenses, or fees due to Consultant at the time of termination, in addition to the Termination Amount, must be paid to Consultant within ninety (90) days of the date of termination, unless mutually agreed to by the Parties. As consideration for the services, the Company will pay a consulting fee in the amount of Fifteen Thousand Dollars ($15,000) per month for the first year the agreement is in effect and Twenty Thousand Dollars ($20,000) per month for thereafter.


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

10.24    [8]      Consulting  Agreement between NoBidding,  Inc./Bidville,  Inc.
                  and EU-IR.com dated January 5, 2004.

10.25    [8]      Consulting  Agreement between 321 Play Inc. and Mezhcorp,  LLC
                  Inc. dated March 24, 2004.

10.26    [8]      Executive Employment Agreement between 321 Play Inc. and Alina
                  Mezhbovski dated March 24, 2004.

10.27    [9]      Stock  Purchase  Agreement by and between  Bidville,  Inc. and
                  Langley Park Investments PLC (previously filed as Exhibit 10.1 on Form 8-K).

10.28    [12]     Executive  Employment  Agreement  between  Bidville,  Inc. and
                  Stephen C. Gingrich.

10.29    *        Consulting  Agreement  between  Bidville,  Inc.  and St. James
                  Investment Group, Inc.

10.30    *        Bidville, Inc. 2004 Stock Incentive Plan.

14.1     *        Code  of  Ethics  for  Chief  Executive   Officer  and  Senior
                  Financial Officers.

16.1     [10]     Letter  from  S.W.  Hatfield,   C.P.A.,  Item  304  (a)(3)  of
                  Regulation S-B.

16.1     [11]     Letter from Berkovits, Lago & Company, LLP, Item 304 (a)(3) of
                  Regulation S-B.

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

99.1     [13]     Press release dated December 16, 2004.


----------

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

[6] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December 10, 2003.

[7] Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed April 2, 2004.

[8] Incorporated herein by reference to the Company's amended Annual Report on Form 10-KSB/A, filed May 7, 2004.

[9] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed September 10, 2004.

[10] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed August 9, 2004.

[11] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed October 19, 2004.

[12] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed November 19, 2004.

[13] Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December 17, 2004.


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

      A report on Form 8-K was filed on August 9, 2004, reporting a change in accountants after the Company received notice on August 3, 2004 that its auditor had resigned and withdrawn his previously issued review report for the Company's interim financial statements for the quarter ended March 31, 2004 and appointing a new independent accountant.

      A report on Form 8-K was filed on September 10, 2004, reporting the issuance of 6,315,789 shares of unregistered common stock of the Company to Langley Park Investments PLC.

      A report on Form 8-K was filed on October 19, 2004, reporting that the Company had determined that it was in its best interest to dismiss its current auditor and appointed a new principal independent accountant.

      A report on Form 8-K was filed on November 19, 2004, as amended on November 23, 2004, reporting that Stephen C. Gingrich was appointed to serve as Chief Financial Officer of the Company for a term of three years and as a member of the Company's Board of Directors.

      A report on Form 8-K was filed on December 17, 2004, reporting that on December 16, 2004, the Company issued a press release announcing that it had been selected to be profiled on Business & Beyond, a nationally televised show airing on CNN Headline News.

Item 14. Principal Accountant Fees and Services

      The Company paid or accrued the following fees during the fiscal years ended December 31, 2004 and 2003 to its principal accountants, Stark, Winter, Schenkein & Co., LLP in 2004, Berkovits, Lago & Company, LLP in 2004 and S.W. Hatfield, C.P.A. in 2004 and 2003.


                         Year Ended
                        December 31,
                     -----------------
                       2004      2003
                     -----------------
Audit Fees           $58,812   $62,978
Audit-Related Fees      --        --
Tax Fees             $ 3,650      --
All Other Fees          --        --

Total                $62,462   $62,978
--------------------------------------

      "Audit Fees" consisted of fees billed for services rendered for the audit of Bidville's annual financial statements and for review of the financial statements included in Bidville's quarterly reports on Form 10-QSB.

      The Registrant's Board of Directors accepted S. W. Hatfield's resignation on August 5, 2004 and approved the appointment of Berkovits, Lago & Company, LLP as its certifying accountants on August 5, 2004. S. W. Hatfield, CPA, did not perform any non-audit services for Bidville in the fiscal year ended December 31, 2003.

      On October 13, 2004, the management of Bidville determined that it was in the best interests of the Company to dismiss Berkovits, Lago & Company, LLP (BL & Co) as its principal independent accountant. On October 14, 2004, the Board of Directors of the Registrant dismissed BL & Co. BL & Co did not perform any non-audit services for Bidville in either the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

      On October 14, 2004, the Board of Directors of the Registrant dismissed BL & Co and authorized the appointment of Stark, Winter, Schenkein & Co., LLP (SWS & Co) as the Company's principal independent accountant. SWS & Co accepted such engagement on October 19, 2004. SWS & Co did not perform any non-audit services for Bidville in either the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

      Financial Information System Design and Implementation. S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation. BL & Co did not charge the Company any fees for financial information system design and implementation. SWS & Co did not charge the Company any fees for financial information system design and implementation.

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

      The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

      Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of SWS & Co as independent auditors.

                                   SIGNATURES


                                 BIDVILLE, INC.
                   - - - - - - - - - - - - - - - - - - - - - -
                  (Name of Registrant as Specified in Charter)


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 14, 2005

By:

     /s/ Gerald C. Parke
     -----------------------------------------------
     Gerald C. Parker, Chairman


     /s/ Michael Palandro
     ------------------------------------------------
     Michael Palandro, President, CEO and Director


     /s/ Stephen C. Gingrich
     ------------------------------------------------
     Stephen C. Gingrich, CFO and Director


     /s/ Robert W. Pearce
     ------------------------------------------------
     Robert W. Pearce, Acting Secretary and Director


     /s/ John Dewey
     ------------------------------------------------
     John Dewey, Director


      Pursuant to the requirements of the Exchange Act, this annual report has been signed by the following persons in the capacities and on the dates indicated.



Date: April 14, 2005

By:
     /s/ Gerald C. Parker
     -----------------------------------------------
     Gerald C. Parker, Chairman


     /s/ Michael Palandro
     ------------------------------------------------
     Michael Palandro, President, CEO and Director


     /s/ Stephen C. Gingrich
     ------------------------------------------------
     Stephen C. Gingrich, CFO and Director


     /s/ Robert W. Pearce
     ------------------------------------------------
     Robert W. Pearce, Acting Secretary and Director


     /s/ John Dewey
     ------------------------------------------------
     John Dewey, Director

                                 BIDVILLE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                               F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet as of December 31, 2004                                   F-3

   Consolidated Statements of Operations
     For the year ended December 31, 2004 and for the period from August 25, 2003, to December 31, 2003,
     (post-acquisition); for the period from January 1, 2003, to August 25,
     2003, (pre-acquisition) F-5

   Consolidated Statement of Changes in Stockholders' (Deficit)
     for the year ended December 31, 2004, and
     for the periods ended December 31 2003, and August 25, 2003                        F-7

   Consolidated Statements of Cash Flows
     For the year ended December 31, 2004, and for the period from August 25, 2003, to December 31, 2003,
     (post-acquisition); for the period from January 1, 2003, to August 25,
     2003, (pre-acquisition) F-8

   Notes to the Consolidated Financial Statements                                      F-10

                        Letterhead of S. W. Hatfield, CPA

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Bidville, Inc.
   (formerly American Recreational Enterprises, Inc.)

We have audited the accompanying restated consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the period from August 26, 2003 through December 31, 2003 and the period from January 1, 2003 through August 25, 2003, respectively, of Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company) (a Nevada corporation) and Subsidiary (a New Jersey corporation). These consolidated financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the results of the restated consolidated operations and cash flows of Bidville, Inc. and Subsidiary for the period from August 26, 2003 through December 31, 2003 and for the period from January 1, 2003 through August 25, 2003, respectively, in conformity with accounting principles generally accepted in the United States of America.

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on March 6, 2004 (except for Note K as to which the date is March 24, 2004). Subsequent to the date of that Report, Management of the Company discovered that certain consulting contracts had their respective terms and conditions either erroneously disclosed or that certain contracts entered into had not been disclosed. Management updated these disclosures and we reissued our audit report on these revised financial statements on May 5, 2004.

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


                                              /s/ S. W. Hatfield, CPA
                                             --------------------------
                                             S. W. HATFIELD, CPA
Dallas, Texas
September 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Bidville, Inc.

We have audited the accompanying consolidated balance sheet of Bidville, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidville, Inc. as of December 31, 2004, and results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 25, 2005

                                 Bidville, Inc.
                           Consolidated Balance Sheet
                               December 31, 2004

                                 ASSETS

Current assets:
  Cash                                                             $    145,815
  Accounts receivable                                                    34,091
  Due from affiliated parties                                            10,420
  Other current assets                                                   78,156
                                                                   ------------
      Total current assets                                              268,482
                                                                   ------------

Property and equipment, net                                              69,641
                                                                   ------------

                                                                   $    338,123

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                 $    174,931
  Net liabilities of discontinued operations                            953,520
  Convertible debentures                                                135,000
  Accrued expenses                                                       85,000
                                                                   ------------
      Total current liabilities                                       1,348,451
                                                                   ------------

Stockholders' (Deficit):
  Common stock, $.001 par value, 200,000,000
   shares authorized, 39,024,221 shares
   issued and outstanding                                                39,024
  Additional paid-in capital                                         46,081,477
  Deferred compensation                                                (492,475)
  Accumulated (deficit)                                             (46,638,354)
                                                                   ------------
                                                                     (1,010,328)
                                                                   $    338,123

See the accompanying  notes to the consolidated financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Operations
       Year Ended December 31, 2004, and Periods from August 26, 2003, to
           December 31, 2003, and January 1, 2003, to August 25, 2003

                                                                                       August 26, 2003    January 1, 2003
                                                                      Year Ended             to                to
                                                                   December 31, 2004  December 31, 2003   August 25, 2003
                                                                   -----------------  -----------------   ---------------
Revenue:
  Sales                                                            $          91,891  $          15,604   $        30,023
  Cost of sales                                                              221,505             42,046            18,426
                                                                   -----------------  -----------------   ---------------
                                                                            (129,614)           (26,442)           11,597
                                                                   -----------------  -----------------   ---------------

Operating expenses:
 Non-cash stock compensation                                               3,640,538         38,130,800              --
 Selling, general and administrative                                       1,665,151            218,655            31,304
                                                                   -----------------  -----------------   ---------------
                                                                           5,305,689         38,349,455            31,304
                                                                   -----------------  -----------------   ---------------

(Loss) from operations                                                    (5,435,303)       (38,375,897)          (19,707)
                                                                   -----------------  -----------------   ---------------

Other income (expense):
 Interest income                                                               1,572               --               --
 Loss on asset impairment and purchased research and development            (980,651)              --               --
                                                                   -----------------  -----------------   ---------------
                                                                            (979,079)              --               --
                                                                   -----------------  -----------------   ---------------
(Loss) from continuing operations                                         (6,414,382)       (38,375,897)          (19,707)

Discontinued operations:
 (Loss) from the discontinuance of operations                               (894,555)              --               --
 (Loss) from operations of discontinued subsidiary                          (953,520)              --               --
                                                                   -----------------  -----------------   ---------------
Net income (loss) before income taxes                                     (8,262,457)       (38,375,897)          (19,707)

Income taxes                                                                    --                 --                --
                                                                   -----------------  -----------------   ---------------

Net income (loss)                                                  $      (8,262,457) $     (38,375,897)  $       (19,707)
                                                                   =================  =================   ===============


Per share information - basic and fully diluted

Continuing operations                                              $      (0.19)      $      (1.51)       $       --
Discontinued operations                                                   (0.05)              --                  --
                                                                   ------------       ------------        ------------
Net (loss) per share                                               $      (0.24)      $      (1.51)       $       --
                                                                   ============       ============        ============

Weighted average shares outstanding                                  33,753,729         25,487,404          25,360,007
                                                                   ============       ============        ============

                                 Bidville, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                    Year Ended December 31, 2004 and Periods
                   Ended December 31, 2003 and August 25, 2003


                                                                              Common Stock
                                                                              ------------             Additional        Deferred
                                                                          Shares         Amount      Paid in Capital   Compensation
                                                                          ------         ------      ---------------   ------------
Balance, December 31, 2002                                               25,360,007   $     25,360   $       (24,360)  $       --

Net (loss) for the period                                                      --             --                --             --
                                                                       ------------   ------------   ------------      ------------

Balance, August 25, 2003                                                 25,360,007         25,360           (24,360)          --

Effect of change in control of Bidville, Inc. on August 25, 2003 and
   reverse acquisition transaction on December 10, 2003                  20,000,000         20,000           306,135           --
Acquisition and retirement of treasury stock on December 10, 2003       (20,000,000)       (20,000)          (30,000)          --
Capital contributed to support operations                                      --             --              23,015           --
Transfer of common stock owned by controlling shareholder at below "fair value" to provide consideration for a professional
   services contract, as restated                                              --             --          15,866,300           --
Sale of common stock pursuant to private placement memorandum             4,410,000          4,410         2,200,590           --
   Less costs to obtain capital                                                --             --            (342,950)          --
   Compensation expense related to sale at less than "fair value"              --             --          22,264,500           --
Net (loss) for the period                                                      --             --                --             --
                                                                       ------------   ------------   ------------      ------------

Balance, December 31, 2003                                               29,770,007         29,770        40,263,230           --

Issuance of shares pursuant to acquisition of 321Play, Inc.                 500,000            500           699,500           --
Issuance of and subscriptions for
  shares in consideration for consulting contracts                        1,338,425          1,338         2,840,950       (112,500)
Options issued in consideration for consulting contracts                       --             --             983,600       (770,600)
Amortization of deferred compensation                                          --             --                --          390,625
Issuance of shares related to investment in Langley                       6,315,789          6,316           388,172           --
Issuance of shares for cash                                               1,100,000          1,100           598,900           --
Amortization of employee options                                               --             --             307,125           --
Net (loss) for the year                                                        --             --                --             --
                                                                       ------------   ------------   ---------------   ------------

Balance, December 31, 2004                                               39,024,221   $     39,024   $    46,081,477   $   (492,475)
                                                                       ============   ============   ===============   ============

                                                                       Accumulated
                                                                        (Deficit)         Total
                                                                       ------------    ------------
Balance, December 31, 2002                                             $     27,640    $     28,640

Net (loss) for the period                                                   (19,707)        (19,707)
                                                                       ------------    ------------

Balance, August 25, 2003                                                      7,933           8,933

Effect of change in control of Bidville, Inc. on August 25, 2003 and
   reverse acquisition transaction on December 10, 2003                      (7,933)        318,202
Acquisition and retirement of treasury stock on December 10, 2003              --           (50,000)
Capital contributed to support operations                                      --            23,015
Transfer of common stock owned by controlling shareholder at below "fair value" to provide consideration for a professional
   services contract, as restated                                              --        15,866,300
Sale of common stock pursuant to private placement memorandum                  --         2,205,000
   Less costs to obtain capital                                                --          (342,950)
   Compensation expense related to sale at less than "fair value"              --        22,264,500
Net (loss) for the period                                               (38,375,897)    (38,375,897)
                                                                       ------------    ------------

Balance, December 31, 2003                                              (38,375,897)      1,917,103

Issuance of shares pursuant to acquisition of 321Play, Inc.                    --           700,000
Issuance of and subscriptions for
  shares in consideration for consulting contracts                             --         2,729,788
Options issued in consideration for consulting contracts                       --           213,000
Amortization of deferred compensation                                          --           390,625
Issuance of shares related to investment in Langley                            --           394,488
Issuance of shares for cash                                                    --           600,000
Amortization of employee options                                               --           307,125
Net (loss) for the year                                                  (8,262,457)     (8,262,457)
                                                                       ------------    ------------

Balance, December 31, 2004                                             $(46,638,354)   $ (1,010,328)
                                                                       ============    ============

See the accompanying notes to the consolidated financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Cash Flows
 Year Ended December 31, 2004, and Periods from August 26, 2003, to December 31,
                  2003, and January 1, 2003, to August 25, 2003

                                                                                              August 26, 2003    January 1, 2003
                                                                               Year Ended           to                  to
                                                                                  2004       December 31, 2003   August 25, 2003
                                                                              ------------   -----------------   ---------------
Cash flows from operating activities:
Net income (loss)                                                             $ (8,262,457)  $     (38,375,897)  $       (19,707)
                                                                              ------------   -----------------   ---------------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                                     20,036               1,665            16,268
   Transfer of common stock owned by controlling shareholder at below "fair
     value" to provide consideration for a professional services contract             --            15,866,300              --
   Common stock issued for services                                              3,640,538          22,264,500              --
   Impairment of goodwill                                                          290,616                --                --
   Write off of investment in and advances to discontinued subsidiary              894,555                --                --
   Net liabilities of discontinued operations                                      758,965                --                --
Changes in assets and liabilities:
   Accounts receivable                                                             (33,732)               --                --
   Accounts receivable - affiliate                                                 (39,521)               --                --
   Other current assets                                                             (5,386)               --               1,800
   Other assets                                                                    (68,314)             (1,456)           (2,700)
   Accounts payable                                                               (171,821)            121,150              (213)
   Accrued expenses                                                                 75,055                --                (550)
                                                                              ------------   -----------------   ---------------
       Total adjustments                                                         5,360,991          38,252,159            14,605
                                                                              ------------   -----------------   ---------------
  Net cash (used in) operating activities                                       (2,901,466)           (123,738)           (5,102)
                                                                              ------------   -----------------   ---------------

Cash flows from investing activities:
  Acquisition of property and equipment                                            (83,842)               --                --
  Cash acquired with subsidiary                                                     21,626                --                --
  Cash advanced from former majority shareholder                                      --                  --               5,401
                                                                              ------------   -----------------   ---------------
  Net cash provided by (used in) investing activities                              (62,216)               --               5,401
                                                                              ------------   -----------------   ---------------

Cash flows from financing activities:
   Proceeds from sale of common shares                                             600,000           2,205,000              --
   Proceeds from the sale of Langley shares                                        394,488                --                --
   Cash paid to acquire capital                                                       --              (131,228)             --
   Funds provided by majority shareholder                                             --               102,398              --
   Proceeds from note payable                                                      135,000                --                --
   Repayment of note payable - shareholder                                         (73,297)               --                --
                                                                              ------------   -----------------   ---------------
  Net cash provided by financing activities                                      1,056,191           2,176,170              --
                                                                              ------------   -----------------   ---------------

Increase (decrease) in cash and cash equivalents                                (1,907,491)          2,052,432               299

Cash and cash equivalents, beginning of period                                   2,053,306                 874               575
                                                                              ------------   -----------------   ---------------

Cash and cash equivalents, end of period                                      $    145,815        $  2,053,306   $           874
                                                                              ============        ============   ===============


Supplemental cash flow information:
   Cash paid for interest                                                     $       --     $            --     $         --
   Cash paid for income taxes                                                 $       --     $            --     $         --

Non-cash investing and financing activities:
   Common stock issued for acquisition of 3-2-1 Play, Inc.                    $    700,000   $            --     $         --
   Amounts to be paid for capital placement accrued as a
      component of accounts payable                                           $       --     $         211,722   $         --



See the accompanying notes to the consolidated financial statements.

BIDVILLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999, under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for it's wholly-owned subsidiary, NoBidding, Inc.

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

On February 14, 2003, concurrent with a change in control, the Company initiated a new business plan. On April 23, 2003, the Company formed a new wholly-owned subsidiary, Lenders/Investors, Inc. (a Florida corporation) for the purpose of
(a) making medium to high risk unsecured loans to third party individuals, corporations and/or other entities; (b) equity investments in early-stage, early-growth, pre-IPO companies with a primary objective of both long-term appreciation as well as short-term profits; and (c) general asset management. Other general business services may have been offered in the future; however, these plans and services had not been defined by management. There were no business transactions conducted by Lenders/Investors, Inc.

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

The acquisition of NoBidding, on December 10, 2003, by Bidville effected a change in control and was accounted for as a "reverse acquisition" whereby
NoBidding is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the December 10, 2003, the financial statements of the Company reflect the historical financial statements of NoBidding subsequent to an August 25, 2003 change in control transaction and the operations of Bidville subsequent to the December 10, 2003 transaction.

The Company originally had a February 28/29 year-end. As a result of the December 10, 2003 reverse acquisition transaction, the Company's Board of Directors changed Bidville's year-end to December 31, to correspond to the year end of its newly acquired subsidiary, NoBidding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The  financial   statements   include  the  accounts  of  the  Company  and  its
subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year's financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue Recognition and Accounts Receivable

      Through April 2004, revenues resulted primarily from membership fees collected from sellers to list items on the Bidville website for sale in an auction and/or fixed price format. During those periods, Sellers paid membership fees in one of the following four ways, either:

      (a) $5.00 to be a verified member only, which allows six months of selling activity and grants the seller $25.00 in credits for registering as a member, subject to certain listing restrictions;

      (b) $5.00 per month to be a premier member, receiving $25.00 in credits per month, without being subject to any listing restrictions;

      (c)   $10.00 per month to be a premier plus member,  receiving  $100.00 in
            credits   per  month,   without   being   subject  to  any   listing
            restrictions; and,

      (d)   $15.00  per month as a premier  gold  member,  receiving  $200.00 in
            credits   per  month,   without   being   subject  to  any   listing
            restrictions.


      Credits existing in a seller's account at the end of a billing period were used to offset any Enhancement fees the seller may have incurred in that particular month. If the total amount of Enhancement fees a seller incurred in one month was greater than the total amount of credits that seller had accumulated in their account up to that time, then the seller was required to purchase additional credits using their credit card, in order to cover the difference. Any unused credits remaining at the end of the month were "rolled over" into the next month and did not expire. Sellers could also purchase additional credits, beyond the monthly amount of credits they were granted under their membership, at any time through the website, using a credit card to charge the dollar amount of the amount of credit the seller wanted to purchase.

      Under the membership fee structure in place through January 31, 2004, revenues recognized in any given month consisted primarily of cash amounts collected for membership fees for a particular month, with enhancement fees making up only a small portion of the actual cash revenues generated in that month. This is because, as previously mentioned, enhancement fees were first paid with any credits that existed in a seller's account at the end of the billing period. The Company received cash from the seller for enhancement fees in instances where a seller (such as an active seller, for example) incurred a greater amount of enhancement fees in a single month than the amount of credit that seller has accumulated in their account up to such date. Consequently, only a small portion of the amount of enhancement fees charged per month generated actual cash income for the Company. A significant portion of the fees "paid" for enhancements were charged against credits granted to members as a part of their membership and included in their monthly membership fee, at no additional charge to the member.

      Revenue recognition changed during 2004 as the Company phased out the membership fee and associated credit issuance formats, which terminated completely on April 30, 2004. The "old" revenue recognition format has been replaced with a Final Success Fee (FSF) structure which became effective on February 1, 2004. Only sellers posting items for sale at auction and/or fixed price listings are subject to paying a FSF. Accordingly, the only fees charged are those which a seller has incurred either through the successful sale of a listed item (in the form of a FSF) or for choosing to utilize any of the optional item listing enhancement features offered by the Company.

      For registered sellers who were members before the implementation of our FSF structure on February 1, 2004, the last date on which membership fees were collected from (and respective credits issued to) such grandfathered sellers was April 30, 2004. After such date, sellers were only able to receive credits from the Company without actually paying for them under specific promotional programs the Company implements for short periods of time geared towards growing a community of registered users, at various times as determined by management. These credits cannot be used against FSF a seller may incur. In addition, grandfathered members were not required to pay FSF until August 1, 2004.

      Effective February 1, 2004, in accordance with the marketing and advertising plans, the Company changed its fee structure from Membership Fees to Final Success Fees ("FSF"). FSF are charged to sellers only when the items they list on the Bidville.com website are successfully sold. The FSF structure is currently as follows:

         Final Sale Price   Final Success Fee
         ----------------   -----------------
         $0.01-$25.00       5% of the final sale price
         $25.01-$1000.00    $1.25 + 2.5% of final sale price amount over $25.00
         Over $1000.00      $25.63 + 1% of final sale price amount over $1000.00

      Storefront Fees

      Effective during November 2004, the Company initiated a Storefront program for its sellers. Sellers have the option to purchase a Storefront from the Company for a flat $5 monthly fee. Included in the Storefront is an inventory tracking system and unlimited listings of the seller's items. A trial period began during November 2004 and ended on December 31, 2004. Beginning in January 2005, the monthly fee of $5 is accrued on the first day of the month for all existing storefronts and is billed under the billing cycle described below. Any Storefronts opened during a respective month results in a prorated charge of the monthly storefront fee.

      Enhancement Fees

      Sellers have the option of adding features to their auction and Storefront listings to increase visibility and improve appearance to potential buyers. These added features are charged in the form of "Enhancement Fees," which are charged according to the billing cycle described below.

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

      When a seller posts an auction, on the Bidville website it is very clear which services are optional. If a seller chooses not to use any of these services, they can bypass this section on the initial listing form and there are no charges to the seller's account until the item successfully sells.

      Bidville Credit

      Bidville Credit represents credits issued to and/or purchased by sellers who were grandfathered in prior to the February 1, 2004 change from a membership fee structure to an FSF format. Sellers can use Bidville Credit to purchase any of our optional services for their auctions. For example, a seller may use the credit to place an auction in the Photo Gallery or Featured section of the Bidville website. Bidville Credit cannot be used to pay for items that a user has won or FSFs incurred for items sold, and is not equivalent to cash. Credit is also non-refundable and non-transferable.

      Payment of Fees

      Once a seller has verified their membership, the Company will have a valid credit card or checking account from that seller on file. This credit card or checking account will be used for routine payment of any optional fees the seller may have accumulated. The Company notifies a seller of any fees associated with the respective seller's account twice per month via email to the address on file with the Company.

      Billing Cycles

      FSF's, Storefront fees, and Enhancement fees are billed to sellers on a twice-monthly basis. Invoices are generated on the 10th and 25th day of the respective month, and actual billing occurs five days after the invoice date. If a seller has a credit card on file with the Company, that credit card will be charged the total amount invoiced during the respective billing period. If a seller has a checking account on file with the Company, that checking account will be charged the total amount invoiced during the respective billing period. If a seller does not wish to use a credit card or checking account to pay for their charges, that seller can make other arrangements with the Company's customer service department.

      If a seller's account with the Company is less than $1.00 at the end of any billing cycle, the balance due is carried over to the next billing cycle.

      In addition to the billing cycles described above, if at any point in time a seller's account for optional Enhancement fees is equal to or greater than $10, then that amount is invoiced and charged immediately to that seller.

      In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and internationally, principally in Canada. As of December 31, 2004, approximately 1.00% of our revenues are attributable to transactions where a seller is located outside the United States. Of that 1.00%, almost 0.80% is made up of sellers located in Canada and the remaining 0.20% is generated from a fragmented seller base located in 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may differ from these estimates.

Advertising

Advertising costs generally are expensed as incurred. Promotion and advertising were $841,835 and $2,885, respectively, for the years ended December 31, 2004 and 2003.

Property and Equipment

Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to five years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the year ended December 31, 2004, the period from January 1, 2003 through August 25, 2003 and the period from August 26, 2003 through December 31, 2003, no charges to operations were made for impairments.

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

As of December 31, 2003 no charge to operations was made for impairments in the future benefit of goodwill. Goodwill aggregating $290,616, including the goodwill related to the acquisition of No-Bidding, Inc. was determined to be impaired during the year ended December 31, 2004, by management and was charged to operations during the period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

At December 31, 2004, the Company maintained cash balances in banks. Balances in the bank are insured for up to $100,000 by the Federal Deposit Insurance Corporation. At December 31, 2004, the Company had $134,900 on deposit at a single financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, convertible debentures and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

Segment Reporting

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company currently operates in a single business segment since the disposal of its subsidiary, 321 Play, Inc. (see Note
6).

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized (gains) losses from marketable securities and reclassification adjustments for reconciliation of previously unrealized losses.

Income Taxes

The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be settled or recovered.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Per Share Data

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the year. The Company did not consider common stock equivalents in 2004 and 2003 as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

NOTE 3 - BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations and has working capital and stockholder deficits. For the years ended December 31, 2004, the period from August 25, 2003, to December 31, 2003, and the period from January 1, 2003, to August 25, 2003, the Company incurred net losses of $8,262,457, $38,375,897 and $19,707. In addition, the Company has working capital and stockholder deficits of $1,079,969 and $1,010,328 at December 31, 2004.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - CHANGE IN CONTROL AND GOODWILL

On August 25, 2003 (Closing Date), NoBidding, Inc. (NoBidding) experienced a change in control whereby 85 shares of the 100 shares of issued and outstanding stock (85.0%) of NoBidding was sold by the then sole shareholder, Dr. Edward Orlando (Seller), to Royal Palm Capital Group, Inc. (a Florida corporation) (Royal Palm) for gross proceeds of $300,000. The purchase price was paid with cash in the amount of approximately $225,000 on or in advance of the Closing Date and a note payable to Dr. Orlando by Royal Palm in the amount of $75,000, bearing interest at 6.0% per annum which was paid in full, including accrued interest, on or before the original maturity date of February 21, 2004. The $75,000 note was secured by the 85 shares of stock purchased by Safety Harbor Capital Corporation LLC and Royal Palm.

The Seller also received certain assets of NoBidding as of the Closing date as a compensation component to a Consulting Agreement, executed concurrently with the Closing Date, by and between NoBidding and the Seller.

The change in control created a defacto acquisition of NoBidding by the Royal Palm and triggered the use of the purchase method of accounting and a reset of the NoBidding financial statements as of the Closing Date.

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
                                                                =========

NOTE 5 - ACQUISITION OF 321PLAY, INC.

On March 24, 2004, the Company entered into an Acquisition Agreement with 321Play, Inc. (a privately-owned New York corporation which commenced operations during August 2003). Pursuant to the agreement, the Company agreed to exchange 500,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of 321Play, Inc. The shares of common stock issued were valued at their fair market value on the date of the transaction and were issued subsequent to March 31, 2004. 321 Play, Inc. was in the business of reselling athletic equipment and clothing.

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

The Company used the purchase method of accounting for the acquisition of 321Play, Inc.

The purchase price of 321Play, Inc. was as follows:

            Cash paid                                   $        --
            Common shares issued                            700,000
                                                        -----------
            Total purchase price                            700,000
                                                        -----------

            Fair market value of assets purchased           (32,211)
            Fair market value of liabilities assumed         22,246
                                                        -----------
                                                             (9,965)
                                                        -----------
            Purchased research and development          $   690,035
                                                        ===========

Due to the lack of operating history for 321Play, Inc. as compared to the value of the common stock of the Company given in the acquisition of 321Play, Inc., Management determined that a charge to operations for the purchased research and development was appropriate at March 31, 2004.

The pro forma results of operations had the operations of 321 Play, Inc. been included in the consolidated operations of the Company since the beginning of the current year are not disclosed as the operation of 321 Play, inc. was discontinued at December 31, 2004.

NOTE 6. DISCONTINUED OPERATIONS

The Company decided to discontinue the operations of 321 Play, Inc. at December 31, 2004 because of the disappointing performance of the company. The Company received no consideration related to the discontinuance.

The assets and liabilities disposed of included a nominal amount of cash, accounts payable and amounts due to the Company.

The Company recorded a loss of $894,555 on the discontinuance.

Operating results for 321 Play, Inc. for the year ended December 31, 2004, are shown separately in the accompanying consolidated statement of operations.

Net sales of 321 Play, inc. for the year ended December 31, 2004, were $496,784. These amounts are not included in revenue in the accompanying consolidated statements of operations.

Assets and liabilities disposed of consisted of the following on the disposition date:

            Cash                               $        68
            Accounts payable                       (59,033)
            Due to Bidville, Inc.                 (894,555)
                                               -----------
            Net liabilities                    $  (953,520)
                                               ===========

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

NOTE 7 - CORRECTION OF AN ERROR AND FINANCIAL STATEMENT RESTATEMENT

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

                                            (RESTATED)
                                        (post-acquisition) (pre-acquisition)
                                           Period from         Period from
                                          August 26, 2003   January 1, 2003     Year
                                                 to                to           ended      Cumulative
                                           December 31,         August 25,   December 31,  effect of
                                               2003               2003           2002       changes
                                        -----------------  ----------------  -----------  ------------
Net Loss, as previously reported        $     (10,296,897) $        (19,707) $   (17,316)

Effect of the correction of an error
   Transfer of common stock owned
     by controlling shareholder at
     below "fair value" to provide
     consideration for a professional
     services contract, as restated           (15,866,300)               --           --    15,866,300
Effect of a change in estimate
   Restatement of compensation
     expense related to common
     stock sales at  less than
     "fair value"                             (12,212,700)               --           --    12,212,700
                                        -----------------  ----------------  -----------  ------------
   Total effect of changes
     on Loss from Operations
     and Net Loss                             (28,079,000)               --           --  $ 28,079,000
                                        -----------------  ----------------  -----------  ============

Net Loss, as restated                   $     (38,375,897) $        (19,707) $   (17,316)
                                        =================  ================  ===========

Earnings per share,
   as previously reported               $           (0.40) $             --  $        --
Total effect of changes                             (1.11)               --           --
                                        -----------------  ----------------  -----------

Earnings per share, as restated         $           (1.51) $             --  $        --
                                        =================  ================  ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company paid or accrued $11,030 in professional fees for accounting and related services to an individual who was a shareholder.

At December 31, 2004, the Company had an amount due from an entity related through common control for unpaid rents of $10,420 which was settled in January 2005.

During the year ended December 31, 2004, the Company paid the following amounts to affiliated entities:

           Rent and equipment rent          $  85,112
           Start up costs                      60,000
           Management fees                     45,000
                                            ---------
                                            $ 190,112

Through August 25, 2003, the Company advanced approximately $4,841 to the Company's former sole shareholder and executive officer. This amount was non-interest bearing and is unsecured. The advance was transferred back to the former sole shareholder and executive officer as of the change in control on August 25, 2003.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2004:

      Computer equipment                     $ 85,105
      Office equipment                          6,237
                                             --------
                                               91,342
      Less Accumulated depreciation           (21,701)
                                             --------
      Net property and equipment             $ 69,641
                                             ========

For the year ended December 31, 2004, the period from August 26, 2003 to December 31, 2003, and the period from January 1, 2003 to August 25, 2003 (date of change in control), depreciation expense was $20,036, $1,665, and $16,268 respectively.

NOTE 10 - CONVERTIBLE DEBENTURES

Convertible debentures consisted of 10% notes due on December 31, 2005. The notes are convertible into shares of the Company's common stock at $.50 per share. The Company has the right to force conversion at $.50 per share should its stock price be above $1.50 for 5 consecutive days. If not converted the holders will lose their right to convert.

NOTE 11 - COMMON STOCK TRANSACTIONS

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

The Company also contractually committed itself to file a Registration Statement with the U. S. Securities and Exchange Commission to register these shares for resale within 90 days of December 22, 2003. As of March 25, 2005, the Company has not filed the contractually obligated Registration Statement.

On January 4, 2004, the Company issued 50,000 shares of restricted, unregistered common stock to Mirador Consulting, Inc. as partial consideration on a 1 year consulting contract at an agreed-upon value of $50. This agreed-upon value was below the fair value of the Company's common stock on the transaction date. Accordingly, the Company recognized a charge to consulting fees for the fair value of the underlying common stock issued as consideration on this contract in the amount of $250,000. The Company cancelled this contract effective July 8, 2004 and has recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On January 29, 2004, the Company issued 32,000 shares of restricted, unregistered common stock to CEOCast, Inc. as partial consideration on a 1 year consulting contract. These shares were valued at their fair value of $161,600. The Company cancelled this contract effective June 8, 2004 and has recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On February 18, 2004, the Company issued 500,000 shares of restricted, unregistered common stock to an individual as compensation for a 1 year consulting contract. These shares were valued at their fair value of $1,700,000. The Company cancelled this contract and recorded a charge to operations for the fair value of the shares as no significant services were performed subsequent to March 31, 2004.

On May 25, 2004 the Company issued the 500,000 shares of common stock with a fair value of $700,000 related to the acquisition of 321Play, Inc. as described in Note 5.

Pursuant to a consulting agreement the Company is obligated to issue 75,000 shares of common stock. At December 31, 2004 these shares had not yet been issued. The fair value of these shares of $112,500 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through December 31, 2004, $84,375 has been charged to operations as non-cash stock compensation.

On August 12, 2004, the Company sold 100,000 shares of its restricted common stock to an individual investor for a purchase price of $0.50 per share, or total proceeds of $50,000.

On August 24, 2004, the Company sold 1,000,000 shares of its restricted common stock to an individual investor for a purchase price of $0.55 per share, or total proceeds of $550,000.

On August 26, 2004, the Company issued the 6,315,789 shares of common stock related to the Share Exchange Agreement as described in Note 15. The Company received $394,488 from the proceeds of the sale of the shares received in the exchange.

On October 24, 2004, pursuant to a consulting agreement as discussed in Note 15, the Company issued 315,800 shares of common stock. The fair value of these shares of $360,000 has been charged to operations during the year ended December 31, 2004.

On September 10, 2004, the Company issued the 300,000 shares of common stock related to a consulting agreement as described in Note 14. The fair value of these shares of $216,000 has been charged to operations during the year ended December 31, 2004.

On December 15, 2004 to satisfy the obligations of a consulting agreement as discussed in Note 14, the Company issued 140,625 shares of common stock. The fair value of these shares of $42,188 has been charged to operations during the year ended December 31, 2004.

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company's financial position and results of operations.

NOTE 12 - STOCK OPTIONS

On August 24, 2003, NoBidding entered into an Executive Employment Agreement with Mr. Michael Palandro (Palandro) under which Palandro will serve as NoBidding's Chief Executive Officer for a period of three (3) years, through August 31, 2006. Under his agreement, Palandro received options to purchase up to 2,010,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 670,000 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations. Subsequently the term of the options was formalized as 10 years from the grant date which had no material effect on the fair value of the options.

On August 28, 2003, NoBidding entered into an Executive Employment Agreement with Mr. Alan Phiet Pham (Pham) under which Pham will serve as NoBidding's Director of Information Technologies for a period of three (3) years, through August 31, 2006. Under his agreement, Pham received options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations. Subsequently the term of the options was formalized as 10 years from the grant date which had no material effect on the fair value of the options.


On August 28, 2003, NoBidding entered into an Executive Employment Agreement with Ms. Kim Cullen (Cullen) under which Cullen will serve as NoBidding's Director of Marketing for a period of three (3) years, through August 31, 2006. Under her agreement, Cullen received options to purchase up to 100,000 shares of common stock in Bidville at a price of $0.001 per share. These options vest in one-third increments (approximately 33,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations. Subsequently the term of the options was formalized as 10 years from the grant date which had no material effect on the fair value of the options.


On January 12, 2004, the Company entered into an Executive Employment Agreement with Mr. Gerald Parker (Parker) under which Parker will serve as the Company's President for a period of three (3) years, through December 31, 2006. Under his agreement, Parker received options to purchase up to 1,000,000 shares of common stock pursuant to the Company's Incentive Plan at $4.27 per share. These options vest in one-third increments (approximately 333,333 shares) on each anniversary date of this agreement, commencing on the 13th month of this agreement. There is no expiration date on these options; however, the Company used an arbitrary life of 60 months for all option valuation calculations. Subsequently the term of the options was formalized as 10 years from the grant date which had no material effect on the fair value of the options.

On November 17, 2004, the Board of Directors of the Company appointed Stephen C. Gingrich to serve as Chief Financial Officer of the Company for a term of three years and as a member of the Company's Board of Directors. For such services, Mr. Gingrich shall receive options to purchase 250,000 shares of the Company's common stock, vesting equally in one-third increments over a three-year period, with an exercise price of $.36 per share.

Amortization of the intrinsic value of the above options of $307,125 has been charged to operations during 2004.

During June 2004, pursuant to March 31, 2004 and April 1, 2004 consulting agreements, the Company issued 300,000 options to purchase common stock to 2 entities pursuant to consulting agreements as described in Note 14. The options are exercisable as follows:

      200,000 for a period of 5 years at $3 per share
      100,000 for a period of 2 years at $2 per share

The 200,000 options were subsequently cancelled (see Note 14).

The fair value of these options of $269,000 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through December 31, 2004, $201,750 has been charged to operations as non-cash stock compensation.

During August 2004, the Company issued 660,000 options to purchase common stock pursuant to a consulting agreement as described in Note 14. The options are exercisable as follows:

      660,000 for a period of 4 years, 10 months at $1.00 per share

The fair value of these options of $501,600 has been recorded as deferred compensation and is being amortized over the terms of the contract. Through December 31, 2004, $104,500 has been charged to operations as non-cash stock compensation.

During September 2004, the Company issued 300,000 options to purchase common stock pursuant to a consulting agreement as described in Note 14. The options are exercisable as follows:

      300,000 for a period of 3 years at $1 per share

The fair value of these options of $213,000 has been charged to operations during the year ended December 31, 2004.

A summary of outstanding options is as follows:

                                                                Weighted average
                                                                 price per share
                                                               ----------------
  Options outstanding at January 1, 2003             --               --
    Issued                                    2,210,000             $0.001
    Exercised                                        --               --
    Expired/Terminated                               --               --
                                              ---------
  Options outstanding at December 31, 2003    2,210,000             $0.001
    Issued                                    2,510,000             $2.43
    Exercised                                        --                --
    Expired/Terminated                         (200,000)            $2.00
                                              ---------             -----
  Options outstanding at December 31, 2004    4,520,000             $1.22
                                              =========             =====

During the year ended December 31, 2004, 1,910,000 options were granted at less than market and 600,000 options were granted at more than market with a weighted average fair value of $2.57. During the year ended December 31, 2003, 2,210,000 options were granted at less than market value.

The Company accounts for stock-based  compensation for employees by applying APB
25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended December 31, 2004 and 2003: expected life of options of 5 to 10 years, expected volatility of 316% and 200% respectively, risk-free interest rate of 3.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended December 31, 2004 and 2003, approximated $4.11 and $.05 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

                                                                          August 26, 2003
                                                                       To December 31, 2003
                                                          2004               (Restated)
                                                      -------------    --------------------
Net (loss)
  As reported                                         $  (8,262,457)   $   (38,375,897)
  Pro forma                                           $  (9,448,400)   $   (38,398,226)

Earnings (loss) per share - basic and fully diluted
  As reported                                         $       (0.24)   $         (1.51)

  Pro forma                                           $       (0.28)   $         (1.51)

The following table summarizes information about fixed-price stock options:

Outstanding at December 31, 2004

                    Options Outstanding               Options Exercisable
                         Weighted-       Weighted-                  Weighted-
                          Average         Average                    Average
Range of     Number     Contractual      Exercise      Number       Exercise
Prices     Outstanding    Life            Price      Exercisable     Price

$0.001      2,210,00     5.0 years     $   0.001       736,666        $0.001
$0.36        250,000    10.0 years     $   0.36         13,888        $0.36
$1.00        960,000     5.0 years     $   1.00        960,000        $1.00
$2.00        100,000     3.0 years     $   0.72        100,000        $0.72
$4.27      1,000,000     5.0 years     $   4.27        333,333        $4.27
           ---------                                 ---------
           4,520,000                                 2,143,887
           =========                                 =========

The weighted-average fair value of options for the 2,510,000 shares of common stock granted during the year ended December 31, 2004 was $2.43, and the weighted-average exercise was $2.18.

The Company currently has a stock incentive plan administered by the Board of Directors. The plan provides for the issuance of up to 7,000,000 shares of common stock.

NOTE 13 - STOCK WARRANTS

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

                                Warrants         Warrants
                               originally     outstanding at
                                 issued      December 31, 2004    Exercise price
                               ----------    -----------------    --------------

                               2,205,000         2,205,000       $1.00 per share
                               =========         =========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leased office facilities

The Company has leased space in an office building in Clearwater, Florida for its day-to-day operating activities. Effective October 1, 2004, the Company renewed its lease at the Clearwater, Florida office building through September 30, 2007.

Future minimum lease payments due under this agreement are as follows:

                           Year ending
                           December 31      Amount
                           -----------     --------
                              2005           60,390
                              2006           62,157
                              2007           53,025
                                           --------
                              Total        $175,572
                                           ========

In addition, the Company has entered into a lease for office space in West Palm Beach, Florida which is also being utilized by an affiliate. The aggregate rents due under the lease aggregate approximately $212,000 through April 2009, and are currently being paid by the affiliate. The affiliate has agreed to be responsible for the payments on the lease and is currently negotiating with the landlord to release the Company from the lease. Total rent expense was $103,602 during 2004.

Software lease agreement

On April 6, 2004, the Company entered into a three-year lease agreement with Thunderstone Software LLC (Thunderstone), whereby the Company will lease the right to install and use certain of Thunderstone's computer software programs, which are an integral component of the Company's website's technological structure. The Company paid Thunderstone an initial lease payment of $25,363 at the inception of the lease and is required to make monthly payments of $2,900 on the first day of each calendar month beginning on the 1st day of the calendar month following execution of the Lease.

Future minimum lease payments due under this agreement are as follows:

                           Year ending
                           December 31      Amount
                           -----------     --------
                              2005           34,800
                              2006           34,800
                              2007            8,700
                                           --------
                              Total        $ 78,300
                                           ========


Consulting Agreements

Edward Orlando - The Company and Edward Orlando (Orlando), NoBidding's former sole shareholder and founder, entered into a Consulting Agreement on August 24, 2003, whereby Orlando will provide certain management consulting services to NoBidding and retain a position on the NoBidding Board of Directors for a one year period. Orlando received certain property of the Company, including certain computer and other electronic equipment and forgiveness of certain funds advanced by the Company to Orlando for either personal use or the expenses related to certain patent(s) in process at the August 25, 2003 change in control as compensation for this Consulting Agreement. Further, Orlando will be reimbursed for all reasonable out-of-pocket expenses so long as said expenses have prior written authorization of the Company's management. This agreement expired during August 2004 and was not renewed.

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

The effect of the consideration "paid" by Royal Palm was pushed down to the Company's financial statements, as the recipient of the related services, using the closing price of the Company's common stock on December 31, 2003, less the $500 cash paid by National to Royal Palm upon transfer. This calculation values the consideration at approximately $15,866,300. As the contract with National is "non-exclusive" with "best judgment and efforts" on the part of National and "[National] shall not be obligated to spend any specific amount of time performing its duties", the Company, utilizing the premise of conservatism, has charged the entire consideration "paid" to operations on the first day of the underlying contract (see Note 7).

LeeWard Enterprises - On October 1, 2003, the Company entered into a Consulting Agreement with LeeWard Enterprises of Indian Harbor, Florida to provide consulting services for programming, engineering, database management, data transfer and other services. This agreement is for a period of 365 days. This agreement requires compensation at $5,000 per month, plus reimbursement for all reasonable costs and expenses. Either party may cancel this agreement by giving 60 days written notice to the other party. This agreement expired on September 30, 2004 and was not renewed by the Company.

EU-IR.com - On December 13, 2003, the Company entered into a "Finders Fee Agreement" with EU-IR, an Austrian corporation located in Graf, Austria, whereby EU-IR will act as a finder in locating and introducing various individuals and entities that may wish to participate in a private placement of the Company's debt or equity securities. For such services, EU-IR shall receive a fee equal to 6.5% of the value of the consideration paid for the equity or debt sale. Upon the closing of the Company's December 2003 Private Placement Memorandum, the Company paid or accrued $143,325 at December 31, 2003, in fees due to EU-IR under the terms of this agreement. As of December 31, 2004, the $143,325 has been paid by the Company.

On January 5, 2004, the Company entered into a consulting agreement with EU-IR.com, for a term of one (1) year, thereafter automatically renewable on a month to month basis. EU-IR shall provide public relations and investor relations consulting services in Europe. For such services, the Company will compensate EU-IR in the amount of $7,500 per month, payable in advance on the first of each month. As of December 31, 2004, $97,500 has been paid or accrued.

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

The Company will compensate Mirador as follows: 50,000 shares of restricted, unregistered common stock for $50.00, which was below the "fair value" of the Company's common stock at the agreement execution date. Accordingly, the Company will recognize a non-cash charge to operations of approximately $250,000. Further, the Company is required to pay $5,000 cash per month; due and payable at execution for month 1 and on the 1st of each month for each successive month for the term of the contract. The Company cancelled this contract effective July 8, 2004 and has recognized a charge to operations of $250,000 for the year ended December 31, 2004.

CEOCast, Inc. - On January 29, 2004, the Company entered into a Consultant Agreement with CEOCast, Inc. of New York, New York to provide investor relation services. This agreement covers a one year period from January 29, 2004 through January 28, 2005. This agreement requires compensation as follows: $20,000 initial payment - 1st and last month; $10,000 per month on 29th of each month thereafter and the issuance of 32,000 shares of restricted, unregistered common stock at the inception of the agreement. These compensation shares have certain registration rights after any secondary registration statement following the issuance of these shares goes effective. These shares were valued at $161,600, which was equal to the closing price of the Company's common stock on the date of this transaction. Further, the Company has paid or accrued approximately
$40,186 in fees and reimbursable expenses on this contract. The Company cancelled this contract effective June 8, 2004 and has recognized a charge to operations for the $161,600 during the year ended December 31, 2004.

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

On February 18, 2004, the Company entered into a Consultant Agreement with an individual to "act generally as a professional business advisor, generally advising the Company as to possible options available to the Company in general sales and marketing, special situations that may arise in the normal course of business and the raising of monies as well as introductions to the brokerage community." This agreement is for a period of one (1) year and requires compensation in the form of 500,000 shares of restricted, unregistered common stock upon the date of execution. Further, the 500,000 shares of restricted, unregistered common stock are required to be included in a Registration Statement deemed effective on or before February 18, 2005. As of March 31, 2004, the Company has issued the required 500,000 shares of common stock, valued at $1,700,000, in satisfaction of the compensation requirements of this contract. This consulting agreement was subsequently cancelled by the Company and the entire value of the consideration, $1,700,000 has been charged to operations during the year ended December 31, 2004.

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

On December 13, 2004, the Company and Empire Financial Group, Inc. modified and rescinded the original contract whereby all remaining obligations of the Company were settled for a single payment of approximately $25,000 and the issuance of 140,625 shares of the Company's restricted common stock.

Mezhcorp, LLC - On March 24, 2004, concurrent with the acquisition of 321Play, Inc., the Company executed a Consulting Agreement with Mezhcorp, LLC (Mezhcorp) for a term of three (3) years, through March 31, 2007. Mezhcorp is engaged as a Consultant and "shall serve as Consultant and perform all duties and accept all responsibilities incidental to such positions." Under this agreement, Mezhcorp is entitled to annual base compensation of $100,000. Further, Mezhcorp is eligible to participate in any stock option incentive plans that may be established by either the Bidville or 321Play Boards of Directors. Additionally, Mezhcorp is eligible for a bonus of $100,000 per annum for each $5,000,000 in annual revenue generated by 321Play, not to exceed a total bonus of $300,000. This consulting agreement was subsequently cancelled by the Company.

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

Pursuant to this consulting agreement the Company is obligated to issue 75,000 shares of common stock. At December 31, 2004 these shares had not yet been issued. The fair value of these shares of $112,500 has been recorded as deferred compensation and is being amortized over the terms of the contract of 1 year. Through December 31, 2004, $84,375 has been charged to operations as non-cash stock compensation.

Restinga Capital, Ltd. - On August 16, 2004, the Company entered into a Consulting Agreement with Restinga Capital Ltd. ("Restinga") for a term of two
(2) years, whereby Restinga shall assist the Company in identifying possible partners and/or merger candidates in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company issued Restinga six hundred sixty thousand (660,000) options with an exercise price of one dollar ($1.00) per share. These options expire on June 1, 2009. The fair value of these options of $501,600 has been recorded as deferred compensation and is being amortized over the terms of the contract. Through December 31, 2004, $104,500 has been charged to operations as non-cash stock compensation.

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

On December 10, 2004 the Company entered into a Consulting Agreement with a foreign individual ("Consultant") for a term of one (1) year from the date of the completion of financing totaling $600,000 in the form of debt. The Consultant shall act generally as a professional business advisor to the Company in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company shall pay consultant a monthly fee of eight thousand dollars ($8,000). The first payment is not due until completion of $600,000 in financing to the Company in the form of debt. As of December 31, 2004, $135,000 financing has been secured as described in Note 10. This agreement is non-cancelable.

On December 10, 2004 the Company entered into a Consulting Agreement with a foreign individual ("Consultant") for a term of one (1) year. The Consultant shall act generally as a professional business advisor to the Company in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company shall issue to the consultant 200,000 shares of the Company's common stock. Shares will be issued on a pro-rata basis upon completion of funding in the amount up to and including $600,000. As of December 31, 2004, $135,000 financing has been secured as described in Note 10. This agreement is non-cancelable.

G.A Public  Relations  - On  December  10,  2004,  the  Company  entered  into a
Consulting  Agreement  with G.A.  Public  Relations  Management  GmbH of Vienna,
Austria for a term of two years. The Consultant shall act generally as a professional business advisor to the Company in Europe and shall raise $600,000 in financing in the form of debt. As compensation for such services, the Company shall pay consultant a monthly fee of eight thousand dollars ($8,000). This agreement is non-cancelable.

On December 13, 2004 the Company entered into a Consulting Agreement with a foreign individual ("Consultant") that is effective until the completion of financing totaling $600,000 in the form of debt. The Consultant shall act generally as a professional business advisor to the Company in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company shall pay consultant a finder's fee of 10% on all monies raised for the Company.

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

In accordance with his Employment Agreement, Parker received a $50,000 bonus in January 2004 related to the raising of $2,205,000 in private equity capital through a Private Placement Memorandum in December 2003. In addition, the Company accrued a $20,000 performance bonus at December 31, 2004 for Parker.

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

The Company accrued a $20,000 performance bonus at December 31, 2004 for Palandro.

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

On March 24, 2004, concurrent with the acquisition of 321Play, Inc, 321Play, Inc. entered into an Executive Employment Agreement with Ms. Alina Mezhbovski (Mezhbovski) under with Mezhbovski will serve as 321Play's Chief Executive Officer for a period of three (3) years, through March 31, 2007. Under this agreement, Mezhbovski is entitled to an annual base salary of $100,000. Further, Mezhbovski is eligible to participate in any stock option incentive plans that may be established by either the Bidville or 321Play Boards of Directors. Additionally, Mezhbovski is eligible for a bonus of $100,000 per annum for each $5,000,000 in annual revenue generated by 321Play, not to exceed a total bonus of $300,000. The Company subsequently cancelled this contract.

On November 17, 2004, the Board of Directors of the Company appointed Stephen C. Gingrich to serve as Chief Financial Officer of the Company for a term of three years and as a member of the Company's Board of Directors. For such services, Mr. Gingrich shall receive an annual salary of $65,000 and options to purchase 250,000 shares of the Company's common stock, vesting equally in one-third increments over a three-year period, with an exercise price of $.36 per share.


NOTE 15 - -SHARE EXCHANGE AGREEMENT

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

It was the Company's intent to liquidate the Langley shares to fund its operations. During the year ended December 31, 2004, the Company sold the 1,164,391 shares in Langley that it had received at market value for total proceeds of $394,488.

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

To assist in the transaction, the Company entered into an Advisory Agreement with a third party whereby the Company shall compensate the consultant for services rendered by issuing 315,800 shares of the Company's restricted common stock within ninety (90) days of executing the Advisory Agreement. In addition, the consultant is entitled to additional compensation in the form of 129,372 Langley Shares out of the total amount of Langley Shares to which the Company is entitled. The Company has charged to operations the $360,000 in non-stock compensation expense related to this transaction during the year ended December 31, 2004.

Note 16. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate    34 %
         Effect of operating losses    (34)%
                                       ---
                                         -%
                                       ===

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

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $3,200,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2024. The deferred tax asset of approximately $1,100,000 relating to the operating loss carryforward has been fully reserved at December 31, 2004.The increase in the valuation allowance related to the deferred tax asset was approximately $1,000,000 during 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation and other non-cash stock issuances along with asset impairments being charged to operations for financial reporting purposes.

NOTE 17 - SUBSEQUENT EVENTS

On March 14, 2005, the Company executed a Consulting Agreement with St. James Investment Group, Inc. (St. James), an entity operated by the Company's Chairman, of West Palm Beach, Florida. This agreement is retroactively effective beginning October 1, 2004 for a term of three (3) years that automatically extends for an additional two (2) years and expires on October 1, 2009 unless cancelled within 90 days of the expiration date of the initial term. The Company engaged St. James to render advice and assistance with regard to strategic transactions, planning, financing, public relations, and investor relations. As compensation for such services, the Company will pay St. James a consulting fee of $15,000 per month for the first twelve (12) months of the Agreement and a fee of $20,000 for the final four (4) years of the term of the Agreement. Following the first year of the Agreement, the Agreement may be terminated by the Company prior to the end of the specified term by providing ninety (90) days written notice and a payment equal to twelve months consulting fees.

Subsequent to December 31, 2004, employee stock options totaling 736,666 were exercised at a total exercise price of $736.67 and the corresponding shares of the Company's common stock were issued to the employees.

Subsequent to December 31, 2004 and pursuant to a financing agreement as described in Note 14, the Company issued 45,000 shares of common stock.

Subsequent to December 31, 2004 and pursuant to financing agreements as described in Note 14, the Company received $250,000 in financing.

On March 31, 2005, the Company entered into a sponsorship agreement with Major League Baseball's Tampa Bay Devil Rays, who play in the Eastern Division of the American League. This agreement runs through December 31, 2005 and requires an annual sponsorship fee of $160,000.