Form 10QSB
period 2005-03-31
BIDVILLE INC
filed 2005-05-20
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 19, 2005: 41,262,137

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                 Bidville, Inc.

                Form 10-QSB for the Quarter ended March 31, 2005

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

Part I

Item 1 - Financial Statements

                                 Bidville, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

ASSETS

Current Assets
    Accounts receivable - trade                                    $     45,943
    Prepaid expenses                                                      1,195
                                                                   ------------
      Total current assets                                               47,138
                                                                   ------------

Property and equipment - at cost                                        102,138
   Less accumulated depreciation                                         55,802
                                                                   ------------
      Net property and equipment                                         46,336
                                                                   ------------

Other Assets
   Domain name, software licenses, and certificates                      60,262
   Deposits and other                                                     3,650
                                                                   ------------
     Total other assets                                                  63,912
                                                                   ------------

TOTAL ASSETS                                                       $    157,386
                                                                   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Bank overdraft                                                  $      3,784
   Accounts payable - trade                                             207,020
   Net liabilities of discontinued operations                           953,520
   Notes payable                                                        135,000
   Notes payable - affiliate                                             77,000
   Other accrued liabilities                                            165,774
                                                                   ------------
      Total current liabilities                                       1,542,098
                                                                   ------------

Stockholders' (Deficit)
   Preferred stock -  $.001 par value
      50,000,000 shares authorized
      None issued and outstanding - Common
      stock - $0.001 par value 200,000,000
      shares authorized 39,760,887 shares
      issued and outstanding                                             39,761
   Additional paid-in capital                                        46,081,476
   Deferred compensation                                               (334,400)
   Accumulated (deficit)                                            (47,171,549)
                                                                   ------------
      Total stockholders' deficit                                    (1,384,712)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $    157,386
                                                                   ============

              See accompanying notes to the financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                       2005            2004
                                                   ------------    ------------

Revenue
   Auction fees and charges - net                  $     39,186    $     18,551
   Merchandise sales - net                                   --          45,491
                                                   ------------    ------------
     Total revenues - net                                39,186          64,042
                                                   ------------    ------------

Cost of Sales
   Auction site costs                                    66,367          72,849
   Merchandise purchases                                     --          24,056
                                                   ------------    ------------
      Total cost of sales                                66,367          96,905
                                                   ------------    ------------
Gross profit (loss)                                     (27,181)        (32,863)
                                                   ------------    ------------

Operating Expenses:
   Selling expenses                                       9,702         134,282
   General and administrative expenses                  300,250         331,008
   Non-cash stock compensation                          158,075       2,111,600
   Depreciation                                          34,101           6,746
                                                   ------------    ------------
      Total operating expenses                          502,128       2,583,636
                                                   ------------    ------------

(Loss) from operations                                 (529,309)     (2,616,499)

Other income (expense):
   Interest expense                                      (3,886)             --
   Impairment of recoverability of goodwill                  --        (980,651)
                                                   ------------    ------------
     Total other income (expense)                        (3,886)       (980,651)
                                                   ------------    ------------

(Loss) before provision for income taxes               (533,195)     (3,597,150)

Provision for income taxes                                   --              --
                                                   ------------    ------------

Net (loss)                                         $   (533,195)   $ (3,597,150)
                                                   ============    ============

Net (loss) per share basic and diluted             $      (0.01)   $      (0.12)
                                                   ============    ============

Weighted-average number of shares of common
stock outstanding basic and diluted                  39,458,035      30,179,785
                                                   ============    ============

              See accompanying notes to the financial statements.

                                     Bidville, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                      (Unaudited)

                                                               2005            2004
                                                       ------------    ------------

Cash flows from Operating Activities:
 Net cash (used in) operating activities               $   (216,540)   $   (844,303)
                                                       ------------    ------------

Cash flows from Investing Activities:
   Cash acquired in acquisition of 321 Play, Inc.                --          21,636
   Purchase of property and equipment                       (10,796)        (68,460)
                                                       ------------    ------------
 Net cash (used in) investing activities                    (10,796)        (46,824)
                                                       ------------    ------------

Cash flows from Financing Activities:
   Proceeds from sale of common shares                          737              --
   Bank overdraft                                             3,784              --
   Proceeds from notes payable                               77,000              --
   Repayments of advances from majority shareholder              --         (73,297)
                                                       ------------    ------------
 Net cash provided by (used in) financing activities         81,521         (73,297)
                                                       ------------    ------------

(Decrease) in cash                                         (145,815)       (964,424)

Cash at beginning of period                                 145,815       2,053,306
                                                       ------------    ------------

Cash at end of period                                  $         --    $  1,088,882
                                                       ============    ============

Supplemental Disclosure of Interest and
Income Taxes Paid
      Interest paid for the period                     $         --    $         --
                                                       ============    ============
      Income taxes paid for the period                 $         --    $         --
                                                       ============    ============

              See accompanying notes to the financial statements.

                                 BIDVILLE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE A - BASIS OF PRESENTATION, ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements as of December 31, 2004, included in the filing on Form 10-KSB.

NOTE B - BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations and has working capital and stockholder deficits. For the periods ended March 31, 2005 and March 31, 2004, the Company incurred net losses of $533,195 and $3,597,150. In addition, the Company has working capital and stockholder deficits of $1,494,960 and $1,384,712 at March 31, 2005.

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

NOTE D - IMPAIRMENT OF ASSETS

Goodwill aggregating $980,651, including the goodwill related to the acquisition of 321Play, Inc. was determined to be impaired at March 31, 2004, by management and was charged to operations during the period.

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

Note F. DISCONTINUED OPERATIONS

The Company decided to discontinue the operations of 321 Play, Inc. at December 31, 2004, because of the disappointing performance of the company. The Company received no consideration related to the discontinuance.

The assets and liabilities disposed of included a nominal amount of cash, accounts payable and amounts due to the Company.

The Company recorded a loss of $894,555 on the discontinuance at December 31, 2004.

Assets and liabilities disposed of consisted of the following on the disposition date:

            Cash                               $        68
            Accounts payable                       (59,033)
            Due to Bidville, Inc.                 (894,555)
                                               -----------
            Net liabilities                    $  (953,520)
                                               ===========

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

NOTE G - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2005, the Company paid or accrued the following amounts to affiliated entities:

           Rent and equipment rent          $ 18,290
           Management fees                    45,000
                                            --------
                                            $ 63,290

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2005:

      Computer equipment                     $ 94,665
      Office equipment                          7,473
                                             --------
                                              102,138
      Less Accumulated depreciation           (55,802)
                                             --------
      Net property and equipment             $ 46,336
                                             ========

For the periods ended March 31, 2005, and March 31, 2004, depreciation expense was $34,101 and $6,746, respectively.

NOTE I - CONVERTIBLE DEBENTURE AND PROMISSORY NOTES PAYABLE

Notes payable consist of convertible debentures aggregating $135,000 with interest at 10% per annum due on December 31, 2005. The notes are convertible into shares of the Company's common stock at $.50 per share. The Company has the right to force conversion at $.50 per share should its stock price be above $1.50 for 5 consecutive days. If the debentures are not converted the holders will lose their right to convert.

Notes payable - affiliate consist of 10% notes due on December 31, 2005, totaling $77,000. The notes are due on the earlier of December 31, 2005 (extendable by mutual consent in writing) or interest and principal is due immediately upon receipt of funding proceeds.

For the period ended March 31, 2005, interest expense of $3,886 has been accrued.

NOTE J - COMMON STOCK TRANSACTIONS

On February 7, 2005, employee stock options totaling 736,666 were exercised at a total exercise price of $737 and the corresponding shares of the Company's common stock were issued to the employees (see Note K).

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

NOTE K - STOCK OPTIONS

                                                             Weighted average
                                                              price per share
                                                              ---------------

  Options outstanding at December 31, 2004    4,520,000             $1.22
    Issued                                           --                --
    Exercised                                   736,666             $0.001
    Expired/Terminated                               --                --
                                              ---------              ----
  Options outstanding at March 31, 2005       3,783,334             $1.41
                                              =========             =====

The Company accounts for stock-based compensation for employees by applying APB
25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model.

The following table summarizes information about fixed-price stock options:

Outstanding at March 31, 2005

                      Options Outstanding                 Options Exercisable
                             Weighted-      Weighted-                           Weighted-
                              Average       Average                             Average
Range of         Number     Contractual     Exercise               Number       Exercise
Prices        Outstanding      Life          Price              Exercisable      Price
$0.001         1,473,334     5.0 years     $   0.001                   --           --
$0.36            250,000    10.0 years     $   0.36                13,888        $0.36
$1.00            760,000     5.0 years     $   1.00               760,000        $1.00
$2.00            300,000     3.0 years     $   0.72               300,000        $0.72
$4.27          1,000,000     5.0 years     $   4.27               333,333        $4.27
               ---------                                        ---------
               3,783,334                                        1,407,221
               =========                                        =========

The Company currently has a stock incentive plan administered by the Board of Directors. The plan provides for the issuance of up to 7,000,000 shares of common stock.

NOTE L - STOCK WARRANTS

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

                   Warrants         Warrants
                  originally     outstanding at
                    issued      March 31, 2005      Exercise price
                  ----------    -----------------   --------------

                  2,205,000          2,205,000      $1.00 per share
                  =========          =========

NOTE M - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On March 14, 2005, the Company executed a Consulting Agreement with St. James Investment Group, Inc. (St, James), an entity operated by the Company's Chairman, of West Palm Beach, Florida. This agreement is retroactively effective beginning October 1, 2004 for a term of three (3) years that automatically extends for an additional two (2) years and expires on October 1, 2009 unless cancelled within 90 days of the expiration date of the initial term. The Company engaged St. James to render advice and assistance with regard to strategic transactions, planning, financing, public relations, and investor relations. As compensation for such services, the Company will pay St. James a consulting fee of $15,000 per month for the first twelve (12) months of the Agreement and a fee of $20,000 for the final four (4) years of the term of the Agreement. Following the first year of the Agreement, the Agreement may be terminated by the Company prior to the end of the specified term by providing ninety (90) days written notice and a payment equal to twelve months consulting fees. During the period ended March 31, 2005, $45,000 was paid or accrued by the Company relating to this Consulting Agreement.

Financing Agreements

On May 9, 2005, the Company completed a Subscription Agreement and Warrant Agreement (hereafter referred to collectively as "the Agreement") with Delmount International Ltd. ("Delmount"), a corporation registered and located in Tortola, British Virgin Islands. Under the terms to the Agreement, the Company agreed to sell to Delmount, and Delmount has agreed to purchase 2,500 shares of Series A Preferred stock ("Preferred Shares") at a purchase price of $1,000 per Preferred Share or an aggregate purchase price of Two Million Five Hundred Thousand Dollars ($2,500,000). Each Preferred Share is convertible into 1,667 shares of common stock at a conversion price of $0.60 and common stock purchase warrants to purchase shares of common stock. The purchase of the Preferred Shares will occur in ten separate closings of 250 shares each. The closings are scheduled for May 9, 2005, May 16, 2005, May 23, 2005, June 6, 2005, June 20,
2005, July 5, 2005, July 18, 2005, August 1, 2005, August 15, 2005 and August
29, 2005. As of the date of this filing, the first closing of May 9, 2005 has not occurred in its entirety as the Company has received only $100,000 of the required $250,000. On the initial closing date, the Company issued a warrant (the "Warrant") to Delmount to purchase up to 3,500,000 shares of our common stock. The Warrants have an exercise price of $.60 per share and are exercisable until March 31, 2010. The exercise price of the Warrant is subject to adjustment under certain circumstances and the Company has the right to call the Warrants under certain circumstances. Delmount has the right to exercise warrants to purchase 2,500,000 shares of our common stock underlying the Warrant after it has purchased 2,500 shares of our Preferred Stock for $2,500,000. The remaining 1,000,000 shares of common stock underlying the Warrant will vest pro rata upon Delmount's exercise of its Option, as described below.

If each of the 10 Closing Dates has occurred and Delmount has otherwise complied with the terms of the Agreement, Delmount will have the option (the "Option") to purchase an additional 1,000 Preferred Shares for $1,000 per share or an aggregate purchase price of One Million ($1,000,000) Dollars. The Option and its closing must occur prior to the earlier of September 26, 2005, or 28 days after receiving notice from the Securities and Exchange Commission that the registration statement covering the resale of the shares of common stock underlying the Preferred Shares and the Warrant Shares has been declared effective (see below). The Agreement further provides that from the date of the Agreement until August 29, 2006, (provided Delmount is in full compliance with the terms of the Agreement and all of the scheduled Closings have occurred) Delmount will have the right to participate in up to 100% of any subsequent financing involving the Company's common stock or common stock equivalents. The Agreement also contains a dilution protection provision in which at any time after the Warrants to Delmount have vested, should the Company issue shares of common stock, warrants or instruments that are convertible into shares of common stock at a price per share below the then current exercise price of the outstanding warrants, then the exercise price of the vested warrants of Delmount will be adjusted to the price that the shares or warrants or instruments that are convertible into common stock are issued. In addition, the Company will issue additional warrants to Delomount according to a formula specified in the Agreement.

The Company has agreed to file with the Securities Exchange Commission a Form SB-2 Registration Statement, or such other form that it is eligible to use, to register the shares of Common Stock underlying the Preferred Stock and Warrant not later than forty (40) business days after the initial Closing Date. Should the Company fail to file the Registration Statement within this time period, it is subject to certain penalties specified in the Agreement.

Contracts

On March 31, 2005, the Company entered into a sponsorship agreement with Major League Baseball's Tampa Bay Devil Rays, who play in the Eastern Division of the American League. This agreement runs through December 31, 2005 and requires an annual sponsorship fee of $160,000.

NOTE N - -SHARE EXCHANGE AGREEMENT

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

Note O. INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate    34 %
         Effect of operating losses    (34)%
                                       ---
                                        --%
                                       ===

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $3,200,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2024. The deferred tax asset of approximately $1,100,000 relating to the operating loss carryforward has been fully reserved at March 31, 2005.

NOTE P - SUBSEQUENT EVENTS

Subsequent to March 31, 2005 the Company entered into a Consulting Agreement with a foreign individual ("Consultant") terminating upon the completion of financing totaling $385,000 in the form of debt or equity. The Consultant shall act generally as a professional business advisor to the Company in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company shall pay the consultant one million one thousand two hundred fifty shares (1,001,250) of the Company's common stock and a bonus of forty-eight thousand one hundred twenty-five dollars ($48,125).

Subsequent to March 31, 2005 and pursuant to the Agreement described above, the Company received $250,000 in additional financing at $0.50 cents per share whereby the Company has committed to issue 500,000 additional shares of its common stock. Total financing received under the Agreement totaled $385,000 and the contract therefore terminated upon the completion of the stipulated financing.

Subsequent to March 31, 2005, the Company mutually terminated the fee portion of a financing agreement dated September 10, 2004, with a foreign individual who was to assist in locating and introducing foreign individuals and entities to the Company. If the Company consummated a transaction with an investor introduced by the consultant, then the consultant was to be entitled to a fee equal to a ten percent (10%) of the value of money raised on behalf of the Company. In connection with the agreement, the Company also agreed to issue three hundred thousand (300,000) shares of restricted common stock of the Company, as well as three hundred thousand (300,000) warrants with an exercise price of one dollar ($1.00). The warrants expire three years from the date of the agreement.

Subsequent to March 31, 2005, the Company mutually terminated a Marketing Agreement dated September 14, 2004 with G.A. Public Relations Management GmbH of Vienna, Austria that had a term of two years. The consultant was to act as a professional business advisor, advising the Company in marketing and positioning of its online auction services, exploring the possible options available to increase public awareness of the Company's online auction site and services, as well as advising the Company in special situations that may arise in the normal course of business. In consideration for the general advisory services provided by the consultant, the Company was to pay the consultant a monthly fee of eight thousand dollars ($8,000).

Subsequent to March 31, 2005, the Company mutually terminated a Consulting Agreement dated December 10, 2004 with a foreign individual ("Consultant") that was to be for a term of one (1) year from the date of the completion of financing totaling $600,000 in the form of debt. The Consultant was to act generally as a professional business advisor to the Company in Europe and to assist the Company in establishing its business in Europe. As compensation for such services, the Company was to pay the consultant a monthly fee of eight thousand dollars ($8,000). The first payment was not due until completion of $600,000 in financing to the Company in the form of debt.

Subsequent to March 31, 2005, the Company mutually terminated a Consulting Agreement dated December 10, 2004 with a foreign individual ("Consultant") for what was to be a term of one (1) year. The Consultant was to act generally as a professional business advisor to the Company in Europe and to assist the Company in establishing its business in Europe. As compensation for such services, the Company was to issue to the consultant 200,000 shares of the Company's common stock. Shares were to be issued on a pro-rata basis upon completion of funding in the amount up to and including $600,000.

Subsequent to March 31, 2005, the Company mutually terminated a Consulting Agreement dated December 10, 2004, with G.A. Public Relations Management GmbH of Vienna, Austria for what was to be a term of two years. The Consultant was to act generally as a professional business advisor to the Company in Europe and to raise $600,000 in financing in the form of debt. As compensation for such services, the Company was to pay the consultant a monthly fee of eight thousand dollars ($8,000).

Subsequent to March 31, 2005, the Company mutually terminated a Consulting Agreement dated December 13, 2004 with a foreign individual ("Consultant") that was to be effective until the completion of financing totaling $600,000 in the form of debt. The Consultant was to act generally as a professional business advisor to the Company in Europe and to assist the Company in establishing its business in Europe. As compensation for such services, the Company was to pay the consultant a finder's fee of 10% on all monies raised for the Company.

On May 13, 2005, pursuant to a Financing Agreement discussed in Note M, the Company amended its Articles of Incorporation to create a series of Preferred Stock, "Series A Convertible Preferred Stock." Under this amendment, The Company is authorized to issue a total of Three Thousand Five Hundred (3,500) shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $.001 per share. The face amount will be One Thousand Dollars ($1,000.00) per share. Each share of Series A Preferred Stock is convertible into 1,667 shares of the Company's common stock, $ 0.001 par value at a conversion price of $0.60.

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

(2) General

Bidville, Inc. (formerly American Recreational Enterprises, Inc.) (Company or Bidville) was incorporated on February 10, 1999 under the laws of the State of Nevada. The Company was originally in the business of operating a multi media travel related publishing enterprise. Currently, the Company acts as a holding company for its wholly-owned subsidiary NoBidding, Inc.

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

      Our management also regularly reviews key financial information, such as net revenues, as well as monitors revenue supportive activities such as customer support, product development, marketing, merchandise changes in the types of categories sellers use to list items on the website, information technology performance and overall site functionality and operation. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

      We have experienced a growth in net revenues derived from our Auction site during the first quarter of 2005 as compared to the same period during 2004, which resulted primarily from increased activity on our on-line Auction website and the implementation of monthly Storefront Fees in November 2004. Net revenues have been reduced by credits held by members who were grandfathered in from the membership format, which was changed in February 2004. This is expected to continue until the active grandfathered sellers use the remainder of the credits they may presently have in their account. In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. Although the Company's industry typically experiences a slowdown mid-way through the first quarter, however the Company has experienced some tremendous growth during the full three months ended March 31, 2005. Membership has increased to nearly 1,000,000 members. During the same period, net auction revenues billed to members increased over 111% from the same period during 2004.

      The Company's plans to achieve growth in all aspects of business development and to support short and long-term objectives have been realized through the implementation of the "Bidville Express Loader", availing sellers a more effective, user-friendly, and easy to utilize functionality to up-load bulk quantity auction listings to the Company's website. In addition, the Company officially launched its "Bidville Storefronts" in November 2004 to provide sellers with a virtual warehouse to display merchandise in their own customized storefront setting for sale at auction or in a fixed price format. Starting January 1, 2005 the fees to open and operate a Bidville Store are either $5 or $10 per month, depending upon storefront's visibility throughout the Bidville website. The Company has also continued to develop affiliate relationships with auction support and seller management providers. These activities will support the Company in achieving its anticipated growth and business objectives by providing more auction support options to the Company's community of buyers and sellers.

      We expect to increase our current plan to actively market and advertise our auction services throughout the 2005 fiscal year. In addition, , we intend to continue pursuing other suitable affiliate partnerships, marketing relationships and acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

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

(3) Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2005 and 2004

The Company reported a net loss of $(533,195), or $(0.01) per share, compared with a net loss of $(3,597,150), or $(0.12) per share in the prior year. The decreased loss for the three-month period resulted primarily from decreased stock-based compensation resulting from accounting for certain stock-based consulting agreements. During the same period, net revenues derived from the Company's on-line auction site grew over 111% to $39,186 during the first quarter up from $18,551 in the prior year.

For the three months ended March 31, 2005, the Company recognized revenues from two primary sources: 1) Enhancement Fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the "www.bidville.com" auction website and 2)through Storefront fees associated with the Company's website. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $17,963. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at March 31, 2005 and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. As continued growth in new sellers' merchandise listings occurs, the overall effect of grandfathered member credit usage is expected to have a lesser impact on revenues. As a result of the new sellers purchasing enhancements for their listed auctions without the benefit of applying unused credits that have accumulated in their account, net revenues billed to members will continue to increase. The addition in November 2004 of storefronts will also continue to provide incremental revenues via monthly store fees as well as additional enhancement and final success fees.

The Company continued its advertising efforts during the quarter ended March 31, 2005 to increase the Company's "www.bidville.com" auction website's visibility and user volume. To increase user traffic on the bidville.com website, attract new buyers and sellers, stimulate general and auction activities, provide further support branding of Bidville.com with the Internet user auction community at large and continue to bring diversification of merchandise sold on the site through new seller listings management anticipates that significant marketing expenditures will be required in future periods. The anticipated marketing expenditures will also be directed specifically towards the approximate 1,000,000 registered users through aggressive internal and "guerilla marketing" programs to support continued growth of revenues and community based activities conducted on the Company's website. In addition, relationships with qualified marketing and public relations firms will be developed in support of the Company's planned marketing initiatives over the next twelve months. These programs will further support other planned marketing and advertising programs that are associated with membership growth, branding, and reinforcing positional recognition in the Internet e-commerce auction and fixed price marketplace.

Included in operating expenses for the three months ended March 31, 2005 is $158,075 for non-cash stock compensation related to the amortization of deferred compensation paid in the form of common stock pursuant to consulting agreements as compared to $2,111,600 for the three months ended March 31, 2004.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2005, the Company incurred net losses of $533,195 and has an accumulated deficit of $47,171,549 at March 31, 2005.

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

(4) Liquidity and Capital Resources

For the three months ended March 31, 2005, the Company used cash in operating activities of $(216,540), as compared to $(844,303) for the three months ended March 31, 2004. Additionally, we invested $10,796 in new computer hardware and other equipment to support our bidville.com website and support our operations during the three months ended March 31, 2005. We also received $77,000 in proceeds from notes payable during the three months ended March 31, 2005, which was borrowed to provide operating capital.

Bidville will also continue to direct efforts in developing a larger overseas presence both in Europe and Asia. Planning is ongoing to develop the Company's auction activities more predominantly during the third and fourth quarters of 2005 in the European market with the Asian market following in the first and second quarters of 2006. In addition, the Company is currently in the planning stages of launching a company owned and operated Auction Drop location during the second quarter of 2005 to provide support of current auction activities as well as to present a direct seller interaction for promoting and assisting in the listing and sale of merchandise on the Company's website.

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

Part II - Other Information

Item 1 - Legal Proceedings

      None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2005, employee stock options totaling 736,666 were exercised at a total exercise price of $737 and the corresponding shares of the Company's common stock were issued to the employees (See Note K to the Accompanying Financial Statements).

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

Dated: May 20, 2005

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