Form 10QSB
period 2005-06-30
BIDVILLE INC
filed 2005-09-20
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 19, 2005: 41,762,137

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                               Bidville, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                                     Table of Contents

Part I - Financial Information                                               F-1

  Item 1 Financial Statements (Unaudited)                              F-1 - F-9

  Item 2 Management's Discussion and Analysis or Plan of Operation             2

  Item 3 Controls and Procedures                                               6

Part II - Other Information                                                    6

  Item 1 Legal Proceedings                                                     6

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           7

  Item 3 Defaults Upon Senior Securities                                       7

  Item 4 Submission of Matters to a Vote of Security Holders                   7

  Item 5 Other Information                                                     7

  Item 6 Exhibits and Reports on Form 8-K                                      8

Signatures                                                                     8

Part I

Item 1 - Financial Statements

                                 Bidville, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

ASSETS

Current Assets
    Cash                                                           $     13,992
    Accounts receivable - trade                                          55,719
    Prepaid expenses                                                      2,045
                                                                   ------------
      Total current assets                                               71,756
                                                                   ------------

Property and equipment - at cost                                        114,786
   Less accumulated depreciation                                         61,621
                                                                   ------------
      Net property and equipment                                         53,165
                                                                   ------------

Other Assets
   Domain name, software licenses, and certificates                      65,263
   Deposits and other                                                     2,527
                                                                   ------------
     Total other assets                                                  67,790
                                                                   ------------

TOTAL ASSETS                                                       $    192,711
                                                                   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable - trade                                        $    257,707
   Net liabilities of discontinued operations                           953,520
   Notes payable                                                        135,000
   Notes payable - affiliate                                             77,000
   Other accrued liabilities                                            288,116
                                                                   ------------
      Total current liabilities                                       1,711,343
                                                                   ------------

Stockholders' (Deficit)
   Preferred stock -  $.001 par value
   Series A - convertible, cumulative, $.001 par value,
     3,500 shares authorized
      none issued and outstanding                                            --
   Undesignated - 49,996,500 shares authorized
      none issued and outstanding                                            --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      41,262,137 shares issued and outstanding                           41,262
   Additional paid-in capital                                        47,082,978
   Deferred compensation                                               (461,700)
   Accumulated (deficit)                                            (48,181,172)
                                                                   ------------
      Total stockholders' (deficit)                                  (1,518,632)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $    192,711
                                                                   ============

               See accompanying notes to the financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                            Three Months                       Six Months
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Revenue
   Auction fees and charges - net                   $     49,800    $     17,305    $     70,971    $     35,856
                                                    ------------    ------------    ------------    ------------
     Total revenues - net                                 49,800          17,305          70,971          35,856
                                                    ------------    ------------    ------------    ------------

Cost of Sales
   Auction site costs                                     90,499          51,204         138,852         124,053
                                                    ------------    ------------    ------------    ------------
      Total cost of sales                                 90,499          51,204         138,852         124,053
                                                   ------------    ------------    ------------    ------------
Gross profit (loss)                                      (40,699)        (33,899)        (67,881)        (88,197)
                                                    ------------    ------------    ------------    ------------
Operating Expenses:
   Selling expenses                                      125,770         329,232         135,472         462,914
   General and administrative expenses                   306,146         328,203         606,396         646,422
   Non-cash stock compensation                           525,703          67,250         683,778       2,178,850
   Depreciation                                            5,819           6,645          39,920          13,061
                                                    ------------    ------------    ------------    ------------
      Total operating expenses                           963,438         731,330       1,465,566       3,301,247
                                                    ------------    ------------    ------------    ------------

(Loss) from operations                                (1,004,137)       (765,229)     (1,533,447)     (3,389,444)
                                                    ------------    ------------    ------------    ------------

Other income (expense):
   Other income                                               --           1,300              --           1,300
   Interest expense                                       (5,486)             --          (9,372)             --
   Impairment of recoverability of goodwill                   --                              --        (980,651)
                                                    ------------    ------------    ------------    ------------
     Total other income (expense)                         (5,486)          1,300          (9,372)       (979,351)
                                                    ------------    ------------    ------------    ------------

(Loss) from continuing operations                     (1,009,623)       (763,929)     (1,542,819)     (4,368,795)

(Loss) from operations of discontinued subsidiary             --         (51,788)             --         (44,072)
                                                    ------------    ------------    ------------    ------------

(Loss) before provision for income taxes              (1,009,623)       (815,717)     (1,542,819)     (4,412,867)

Provision for income taxes                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------

Net (loss)                                          $ (1,009,623)   $   (815,717)   $ (1,542,819)   $ (4,412,867)
                                                    ============    ============    ============    ============

Per share information - basic and fully diluted
  Continuing operations                                    (0.02)          (0.03)          (0.04)          (0.14)
  Discontinued operations                                     --           (0.00)             --           (0.00)
                                                    ------------    ------------    ------------    ------------
Net (loss) per share basic and diluted              $      (0.02)   $      (0.03)   $      (0.04)   $      (0.14)
                                                    ============    ============    ============    ============

Weighted-average number of shares of common stock
outstanding  basic and diluted                        40,602,247      30,685,340      40,033,302      30,434,880
                                                    ============    ============    ============    ============


             See accompanying notes to the financial statements.

                                 Bidville, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                            2005            2004
                                                                         -----------    -----------
Cash flows from Operating Activities:
 Net cash (used in) operating activities                                 $  (536,116)   $(1,614,513)
                                                                         -----------    -----------

Cash flows from Investing Activities:
   Cash acquired in acquisition of 321 Play, Inc.                                 --         21,626
   Purchase of property and equipment                                        (23,444)       (73,835)
                                                                         -----------    -----------
 Net cash (used in) investing activities                                     (23,444)       (52,209)
                                                                         -----------    -----------

Cash flows from Financing Activities:
   Proceeds from sale of common shares                                       250,737             --
   Proceeds from subscription of preferred shares                            100,000             --
   Proceeds from notes payable - affiliate                                    77,000             --
   Repayments of advances from majority shareholder                               --        (73,297)
                                                                         -----------    -----------
 Net cash provided by (used in) financing activities                         427,737        (73,297)
                                                                         -----------    -----------

(Decrease) in cash                                                          (131,823)    (1,740,019)

Cash at beginning of period                                                  145,815      2,053,306
                                                                         -----------    -----------

Cash at end of period                                                    $    13,992    $   313,287
                                                                         ===========    ===========

Supplemental Disclosure of Interest and Income Taxes Paid
      Interest paid for the period                                       $       186    $        --
                                                                         ===========    ===========
      Income taxes paid for the period                                   $        --    $        --
                                                                         ===========    ===========

Supplemental Disclosure of Non-cash Investing and Financing Activities
      Common stock issued for acquisition                                $        --    $   700,000
                                                                         ===========    ===========

               See accompanying notes to the financial statements.

                                 BIDVILLE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE A - BASIS OF PRESENTATION, ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements as of December 31, 2004, included in the filing on Form 10-KSB and the financial statements as of March 31, 2005 included in the filing on Form 10-QSB.

NOTE B - BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations and has working capital and stockholder deficits. For the period ended June 30, 2005 the Company incurred a net loss of $1,542,819. In addition, the Company has working capital and stockholder deficits of $1,639,587 and $1,518,632 at June 30, 2005.

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

NOTE D - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005, the Company paid or accrued the following amounts to affiliated entities:

           Management fees                  $ 90,000
                                             -------
                                            $ 90,000
                                             -------
NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2005:

      Computer equipment                     $105,571
      Office equipment                          9,215
                                             --------
                                              114,786
      Less Accumulated depreciation           (61,621)
                                             --------
      Net property and equipment             $ 53,165
                                             ========

For the periods ended June 30, 2005, and June 30, 2004, depreciation expense was $5,819 and $6,645, respectively.

NOTE F - CONVERTIBLE DEBENTURE AND PROMISSORY NOTES PAYABLE

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

Notes payable - affiliate consist of 10% notes due on December 31, 2005, totaling $77,000. The notes are due on the earlier of December 31, 2005 (extendable by mutual consent in writing) or interest and principal is due immediately upon receipt of funding proceeds. Subsequent to June 30, 2005, the Company received funding and executed Notes Payable with the affiliate totaling $33,043.

NOTE G - COMMON STOCK

On February 7, 2005, employee stock options totaling 736,666 were exercised at a total exercise price of $737 and the corresponding shares of the Company's common stock were issued to the employees.

On May 11, 2005, the Company issued 500,000 shares of its restricted common stock to foreign individuals for a purchase price of $0.50 per share, or total proceeds of $250,000.

On May 11, 2005, the Company issued 162,000 shares of its restricted common stock to Alpenschlossl KG - d Stenger H. & Co. as compensation for a fulfilled consulting agreement. These shares were valued at $50,220, which was equal to the closing price of the Company's common stock on the date of the agreement.

On May 11, 2005, the Company issued 839,250 shares of its restricted common stock to foreign individuals as compensation for a consulting agreement. These shares were valued at $260,167, which was equal to the closing price of the Company's common stock on the date of the agreement.

Subsequent to June 30, 2005, the Company issued 500,000 shares of its restricted common stock in accordance with a Marketing Agreement described in Note J. The shares were valued at their fair market value of $200,000 and the value was recorded as Deferred Compensation to be amortized over the term of the Agreement.

In addition, the Company recorded amortization of $373,391 related to the vesting of stock options and deferred compensation during the period ended June 30, 2005.

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

NOTE H - STOCK OPTIONS

                                                               Weighted average
                                                               price per share
                                                               ----------------

  Options outstanding at December 31, 2004    4,520,000             $1.22
    Issued                                           --                --
    Exercised                                   736,666              .001
    Expired/Terminated                               --                --
                                              ---------              ----
  Options outstanding at June 30, 2005        3,783,334             $1.41
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

Outstanding at June 30, 2005

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

                                Warrants         Warrants
                               originally     outstanding at
                                 issued       June 30, 2005       Exercise price
                               ----------    -----------------    --------------

                               2,205,000          2,205,000      $1.00 per share
                               =========          =========

NOTE J - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On March 14, 2005, the Company executed a Consulting Agreement with St. James Investment Group, Inc. (St, James), an entity operated by the Company's Chairman, of West Palm Beach, Florida. This agreement is retroactively effective beginning October 1, 2004 for a term of three (3) years that automatically extends for an additional two (2) years and expires on October 1, 2009 unless cancelled within 90 days of the expiration date of the initial term. The Company engaged St. James to render advice and assistance with regard to strategic transactions, planning, financing, public relations, and investor relations. As compensation for such services, the Company will pay St. James a consulting fee of $15,000 per month for the first twelve (12) months of the Agreement and a fee of $20,000 for the final four (4) years of the term of the Agreement. Following the first year of the Agreement, the Agreement may be terminated by the Company prior to the end of the specified term by providing ninety (90) days written notice and a payment equal to twelve months consulting fees. During the period ended June 30, 2005, $90,000 was paid or accrued by the Company relating to this Consulting Agreement.

On April 20, 2005 the Company entered into a Consulting Agreement with a foreign individual ("Consultant") terminating upon the completion of financing totaling $385,000 in the form of debt or equity. The Consultant was to act generally as a professional business advisor to the Company in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company issued one million one thousand two hundred fifty shares (1,001,250) of the Company's common stock as directed by the Consultant (see Note G) and a bonus of forty-eight thousand one hundred twenty-five dollars ($48,125).

During the period ended June 30, 2005 the Company received $250,000 in additional financing at $0.50 cents per share. Total financing received under the Agreement totaled $385,000 and the contract therefore terminated upon the completion of the stipulated financing. As of June 30, 2005 the Company has paid or accrued $48,125 in consulting fees pursuant to this agreement.

Financing Agreements

On May 9, 2005, the Company completed a Subscription Agreement and Warrant Agreement (hereafter referred to collectively as "the Agreement") with Delmount International Ltd. ("Delmount"), a corporation registered and located in Tortola, British Virgin Islands. Under the terms to the Agreement, the Company agreed to sell to Delmount, and Delmount has agreed to purchase 2,500 shares of Series A Preferred stock ("Preferred Shares") at a purchase price of $1,000 per Preferred Share or an aggregate purchase price of Two Million Five Hundred Thousand Dollars ($2,500,000). Each Preferred Share is convertible into 1,667 shares of common stock at a conversion price of $0.60 and common stock purchase warrants to purchase shares of common stock. The purchase of the Preferred Shares was to occur in ten separate closings of 250 shares each. The closings were scheduled for May 9, 2005, May 16, 2005, May 23, 2005, June 6, 2005, June 20, 2005, July 5, 2005, July 18, 2005, August 1, 2005, August 15, 2005 and
August 29, 2005. As of the date of this filing, the first closing of May 9, 2005 has not occurred in its entirety as the Company has received only $100,000 of the required $250,000. On the initial closing date, the Company issued a warrant (the "Warrant") to Delmount to purchase up to 3,500,000 shares of our common stock. The Warrants have an exercise price of $.60 per share and are exercisable until March 31, 2010. The exercise price of the Warrant is subject to adjustment under certain circumstances and the Company has the right to call the Warrants under certain circumstances. Delmount has the right to exercise warrants to purchase 2,500,000 shares of our common stock underlying the Warrant after it has purchased 2,500 shares of our Preferred Stock for $2,500,000. The remaining 1,000,000 shares of common stock underlying the Warrant will vest pro rata upon Delmount's exercise of its Option, as described below.

If each of the 10 Closing Dates has occurred and Delmount has otherwise complied with the terms of the Agreement, Delmount will have the option (the "Option") to purchase an additional 1,000 Preferred Shares for $1,000 per share or an aggregate purchase price of One Million ($1,000,000) Dollars. The Option and its closing must occur prior to the earlier of September 26, 2005, or 28 days after receiving notice from the Securities and Exchange Commission that the registration statement covering the resale of the shares of common stock underlying the Preferred Shares and the Warrant Shares has been declared effective (see below). The Agreement further provides that from the date of the Agreement until August 29, 2006, (provided Delmount is in full compliance with the terms of the Agreement and all of the scheduled Closings have occurred) Delmount will have the right to participate in up to 100% of any subsequent financing involving the Company's common stock or common stock equivalents. The Agreement also contains a dilution protection provision in which at any time after the Warrants to Delmount have vested, should the Company issue shares of common stock, warrants or instruments that are convertible into shares of common stock at a price per share below the then current exercise price of the outstanding warrants, then the exercise price of the vested warrants of Delmount will be adjusted to the price that the shares or warrants or instruments that are convertible into common stock are issued. In addition, the Company will issue additional warrants to Delmount according to a formula specified in the Agreement.

As of the date of this filing, no closings have been completed and the Company has received only $100,000 of the required Two Million Five Hundred Thousand Dollars ($2,500,000). On August 8, 2005, the Company, pursuant to provisions contained in the Agreement, placed Delmount in formal default due to its failure to meet its obligations on the prescribed closing dates. According to the provisions in the Agreement, Delmount had fourteen calendar days thereon to satisfy the entire purchase price of Two Million Five Hundred Thousand Dollars ($2,500,000), or forfeit their rights to the Preferred Shares, Warrants, and participation in Subsequent Financings. As of the date of this filing, the fourteen calendar day default period expired without Delmount purchasing any additional shares.

On May 13, 2005, pursuant to this Financing Agreement, the Company amended its Articles of Incorporation to create a series of Preferred Stock, "Series A Convertible Preferred Stock." Under this amendment, the Company is authorized to issue a total of Three Thousand Five Hundred (3,500) shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $.001 per share. The face amount will be One Thousand Dollars ($1,000.00) per share. Each share of Series A Preferred Stock is convertible into 1,667 shares of the Company's common stock, $ 0.001 par value at a conversion price of $0.60.

Marketing Agreement

On May 23, 2005, the Company entered into a marketing agreement with Global Media Fund, LLC. This agreement runs for twenty consecutive months until December 2006 and requires a monthly cash payment of $5,000 to begin no later than June 1, 2005. Global Media Fund will provide advertising credits to the Company to be used to place marketing presentations in newspapers and radio nationwide. Additionally, the Company is required to issue 500,000 shares of its Restricted Common Stock (see Note G). As of June 30, 2005, the Company paid or accrued $5,000 related to this Marketing Agreement and amortized $10,000 as non-cash stock compensation.

Legal Proceedings

On June 17, 2005, a complaint was filed against the Company with the Superior Court of the State of California, County of San Diego (Case No. GIC 849285) by Golden Gate Investors, Inc. ("GGI"). GGI alleges that the Company entered into a Securities Purchase Agreement with GGI on April 21, 2005 whereby the Company agreed to sell a Convertible Debenture and a Warrant to Purchase Common Stock, all for a purchase price of $400,000. The conversion provisions of the Debenture and the exercise provisions of the Warrant would be correlated so that the Debenture would be converted and the Warrant exercised in like proportions. In total, the conversion of the Debenture and the exercise of the Warrant would result in GGI purchasing Bidville common stock for up to $4,400,000 ($4,000,000 paid in cash and $400,000 of the Debenture principal converted).

GGI is seeking damages in excess of $750,000 with the exact amount to be ascertained at trial based on the price of the Company's stock over the next year. The Company contends that GGI did not purchase the Debenture. The Company has responded to the complaint and intends to defend against this action. The Company does not believe that this action will have a material effect upon our operations; however, a negative judgment could have a materially adverse effect on operations and financial condition.

Note K. INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate    34 %
         Effect of operating losses    (34)%
                                       ---
                                         - %
                                       ===

As of June 30, 2005, the Company has a net operating loss carryforward of approximately $3,200,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2024. The deferred tax asset of approximately $1,100,000 relating to the operating loss carryforward has been fully reserved at June 30, 2005.

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

We have experienced a growth in net revenues derived from our Auction site during the second quarter of 2005 as compared to the same period during 2004, which resulted primarily from increased activity on our on-line Auction website and the implementation of monthly Storefront Fees in November 2004. Net revenues have been reduced by credits held by members who were grandfathered in from the membership format, which was changed in February 2004. This is expected to continue until the active grandfathered sellers use the remainder of the credits they may presently have in their account. In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. Although the Company's industry typically experiences a slowdown during the second quarter, however the Company has experienced growth during the full three months ended June 30, 2005. During the three months ended June 30, 2005, net auction revenues billed to members increased over 188% over the same period during 2004.

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

We expect to increase our current plan to actively market and advertise our auction services throughout the 2005 fiscal year. In addition, we intend to continue pursuing other suitable affiliate partnerships, marketing relationships and acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

As of June 30, 2005, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. The majority of those international transactions are made up of sellers located in Canada (0.8% of total revenues), with the remainder (0.2% of total revenues) attributable to sellers located in approximately 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

(3) Results of Operations, Liquidity and Capital Resources

Quarters Ended June 30, 2005 and 2004

The Company reported a net loss of $(1,009,623), or $(0.02) per share, compared with a net loss of $(815,717), or $(0.03) per share in the prior year. The increased loss per share for the three-month period resulted primarily from increased non-cash stock compensation as discussed below. During the same period, net revenues derived from the Company's on-line auction site grew over 188% to $49,800 during the second quarter up from $17,305 in the prior year.

For the three months ended June 30, 2005, the Company recognized revenues from two primary sources: 1) Enhancement Fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the "www.bidville.com" auction website and 2)through Storefront fees associated with the Company's website. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $10,020. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at June 30, 2005 and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. As continued growth in new sellers' merchandise listings occurs, the overall effect of grandfathered member credit usage is expected to have a lesser impact on revenues. As a result of the new sellers purchasing enhancements for their listed auctions without the benefit of applying unused credits that have accumulated in their account, net revenues billed to members will continue to increase. The addition in November 2004 of storefronts will also continue to provide incremental revenues via monthly store fees as well as additional enhancement and final success fees.

The Company continued its advertising efforts during the quarter ended June 30, 2005 to increase the Company's "www.bidville.com" auction website's visibility and user volume. To increase user traffic on the bidville.com website, attract new buyers and sellers, stimulate general and auction activities, provide further support branding of Bidville.com with the Internet user auction community at large and continue to bring diversification of merchandise sold on the site through new seller listings management anticipates that significant marketing expenditures will be required in future periods. The anticipated marketing expenditures will also be directed specifically towards the approximate 1,000,000 registered users through aggressive internal and "guerilla marketing" programs to support continued growth of revenues and community based activities conducted on the Company's website. In addition, relationships with qualified marketing and public relations firms will be developed in support of the Company's planned marketing initiatives over the next twelve months. These programs will further support other planned marketing and advertising programs that are associated with membership growth, branding, and reinforcing positional recognition in the Internet e-commerce auction and fixed price marketplace.

Included in operating expenses for the three months ended June 30, 2005 is $525,703 for non-cash stock compensation related to consulting compensation paid in the form of common stock and the amortization of deferred compensation paid in the form of common stock pursuant to consulting agreements as compared to $67,250 for the three months ended June 30, 2004.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended June 30, 2005, the Company incurred net losses of $1,009,623 and has an accumulated deficit of $48,181,172 at June 30, 2005.

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

(4) Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company used cash in operating activities of $(536,116), as compared to $(1,614,513) for the six months ended June 30, 2004. Additionally, we invested $23,444 in new computer hardware and other equipment to support our bidville.com website and support our operations during the six months ended June 30, 2005. We also received $77,000 in proceeds from notes payable from affiliates during the six months ended June 30, 2005, which was borrowed to provide operating capital.

We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent on our ability to secure additional financing and attain profitable operations. Additionally, our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2004 since we have experienced recurring net losses and at December 31, 2004, a working capital deficiency.

On May 9, 2005, the Company completed a Subscription Agreement with Delmount International Ltd. (see Note J to the attached Unaudited Financial Statements). The Company reasonably expected to receive at least Two Million Five Hundred Thousand Dollars ($2,500,000) in funding before August 29, 2005 from Delmount in accordance with the Closing Schedule in the Agreement. As of the date of this filing, no closings have been completed and the Company has received only $100,000 of the required Two Million Five Hundred Thousand Dollars ($2,500,000). The Company faces significant liquidity problems resultant from the failure of Delmount to provide the funding pursuant to this Agreement. Based upon our current cash position we do not have sufficient funds to conduct our operations.

In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

      o     Sell or dispose of our assets, if any;
      o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
      o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
      o File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
      o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
      o Make the appropriate filings with the National Association of Security Dealers to effect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders. If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

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

Part II - Other Information

Item 1 - Legal Proceedings

On June 17, 2005, a complaint was filed against the Company with the Superior Court of the State of California, County of San Diego (Case No. GIC 849285) by Golden Gate Investors, Inc. ("GGI"). GGI alleges that the Company entered into a Securities Purchase Agreement with GGI on April 21, 2005 whereby the Company agreed to sell a Convertible Debenture and a Warrant to Purchase Common Stock, all for a purchase price of $400,000. The conversion provisions of the Debenture and the exercise provisions of the Warrant would be correlated so that the Debenture would be converted and the Warrant exercised in like proportions. In total, the conversion of the Debenture and the exercise of the Warrant would result in GGI purchasing Bidville common stock for up to $4,400,000 ($4,000,000 paid in cash and $400,000 of the Debenture principal converted).

GGI is seeking damages in excess of $750,000 with the exact amount to be ascertained at trial based on the price of the Company's stock over the next year. The Company contends that GGI did not purchase the Debenture. The Company has responded to the complaint and intends to defend against this action. We do not believe that this action will have a material effect upon our operations; however, a negative judgment against us could have a materially adverse effect on our operations and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2005, employee stock options totaling 736,666 were exercised at a total exercise price of $737 and the corresponding shares of the Company's common stock were issued to the employees.

On May 11, 2005, the Company issued 500,000 shares of its restricted common stock to foreign individuals for a purchase price of $0.50 per share, or total proceeds of $250,000.

On May 11, 2005, the Company issued 162,000 shares of its restricted common stock to Alpenschlossl KG - d Stenger H. & Co. as compensation for a fulfilled consulting agreement. These shares were valued at $50,220, which was equal to the closing price of the Company's common stock on the date of the agreement.

On May 11, 2005, the Company issued 839,250 shares of its restricted common stock to foreign individuals as compensation for a fulfilled consulting agreement. These shares were valued at $260,167, which was equal to the closing price of the Company's common stock on the date of the agreement.

On August 8, 2005, the Company issued 500,000 shares of its restricted common stock in accordance with a Marketing Agreement. The shares were valued at their fair market value of $200,000 and the value was recorded as Deferred Compensation to be amortized over the term of the Agreement.

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

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

Effective September 16, 2005, Stephen Gingrich resigned his position as member of the Board of Directors of the Company. Mr. Gingrich did not list any disagreement with the Company's operations, policies or practices in his resignation. Mr. Gingrich remains the Chief Financial Officer of the Company.

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

Dated: September 19, 2005

                       /s/ Gerald C. Parker
                       ---------------------------------------------------------
                       Gerald C. Parker, Chairman

                       /s/ Michael Palandro
                       ---------------------------------------------------------
                       Michael Palandro, President, CEO and Director

                       /s/ Stephen C. Gingrich
                       ---------------------------------------------------------
                       Stephen C. Gingrich, Chief Financial Officer

                       /s/ Robert W. Pearce
                       ---------------------------------------------------------
                       Robert W. Pearce, Acting Secretary and Director