Form 10QSB
period 2005-09-30
BIDVILLE INC
filed 2005-11-22
CIK 1081275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 18, 2005: 41,762,137

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                 Bidville, Inc.

              Form 10-QSB for the Quarter ended September 30, 2005


                                Table of Contents


Part I - Financial Information                                               F-1


  Item 1 Financial Statements (Unaudited)                              F-1 - F-8


  Item 2 Management's Discussion and Analysis or Plan of Operation             2


  Item 3 Controls and Procedures                                               5



Part II - Other Information                                                    6


  Item 1 Legal Proceedings                                                     6


  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           6


  Item 3 Defaults Upon Senior Securities                                       7


  Item 4 Submission of Matters to a Vote of Security Holders                   7


  Item 5 Other Information                                                     7


  Item 6 Exhibits and Reports on Form 8-K                                      8


Signatures                                                                     8

Part I

Item 1 - Financial Statements

                              BIDVILLE, INC.
                        Consolidated Balance Sheet
                            September 30, 2005
                               (Unaudited)

ASSETS

Current Assets
    Cash                                              $      5,214
    Accounts receivable - trade                             66,252
    Prepaid expenses                                         2,045
                                                      ------------

      Total Current Assets                                  73,511
                                                      ------------

Property and equipment                                     115,339
   Less accumulated depreciation                            71,881
                                                      ------------
      Net property and equipment                            43,458
                                                      ------------

Other Assets
   Domain name, software licenses, and certificates        140,147
   Deposits and other                                        1,456
                                                      ------------
     Total other assets                                    141,603
                                                      ------------

TOTAL ASSETS                                          $    258,572
                                                      ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable - trade                           $    474,524
   Net liabilities of discontinued operations              953,520
   Notes payable                                           135,000
   Notes payable - affiliate                               147,717
   Other accrued liabilities                               392,898
                                                      ------------
      Total Current Liabilities                          2,103,659
                                                      ------------

Stockholders' (Deficit)
   Preferred stock -  $.001 par value
      50,000,000 shares authorized
      None issued and outstanding -
   Common stock - $0.001 par value
      200,000,000 shares authorized
      41,762,137 shares issued and outstanding              41,762
   Additional paid-in capital                           47,153,747
   Deferred compensation                                  (369,000)
   Accumulated (deficit)                               (48,671,596)
                                                      ------------
      Total stockholders' equity (deficit)              (1,845,087)
                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)         $    258,572
                                                      ============


              See accompanying notes to the financial statements.

                                 BIDVILLE, INC.
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                             Three Months                   Nine Months
                                                        2005            2004            2005           2004
                                                    ------------    ------------    ------------    ------------
Revenue
   Auction fees and charges - net                   $     26,391    $     15,200    $     97,362    $     51,056
                                                    ------------    ------------    ------------    ------------

Cost of Sales
   Auction site costs                                     53,516          14,642         192,368         125,304
                                                    ------------    ------------    ------------    ------------
Gross profit (loss)                                      (27,125)            558         (95,006)        (74,248)
                                                    ------------    ------------    ------------    ------------

Operating Expenses:
   Selling expenses                                       88,850         345,427         224,322         670,946
   General and administrative expenses                   195,193         427,378         801,589       1,234,975
   Non-cash stock compensation                           163,299         483,500         847,077       2,662,350
   Depreciation                                           10,260           6,645          50,180          20,036
                                                    ------------    ------------    ------------    ------------
      Total operating expenses                           457,602       1,262,950       1,923,168       4,588,307
                                                    ------------    ------------    ------------    ------------

(Loss) from operations                                  (484,727)     (1,262,392)     (2,018,174)     (4,662,555)

Other income (expense):
   Other income                                               --             242              --           1,543
   Interest expense                                       (5,696)             --         (15,068)             --
   Impairment of recoverability of goodwill                   --              --              --        (980,651)
                                                    ------------    ------------    ------------    ------------
     Total other income (expense)                         (5,696)            242         (15,068)       (979,108)
                                                    ------------    ------------    ------------    ------------

(Loss) from continuing operations                       (490,423)     (1,262,150)     (2,033,242)     (5,641,663)

(Loss) from operations of discontinued subsidiary             --        (215,988)             --        (249,342)
                                                    ------------    ------------    ------------    ------------

(Loss) before provision for income taxes                (490,423)     (1,478,138)     (2,033,242)     (5,891,005)

Provision for income taxes                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------

Net (loss)                                          $   (490,423)   $ (1,478,138)   $ (2,033,242)   $ (5,891,005)
                                                    ============    ============    ============    ============

Per share information - basic and fully diluted
  Continuing operations                             $      (0.01)   $      (0.03)   $      (0.05)   $      (0.17)
  Discontinued operations                                  (0.00)          (0.01)          (0.00)          (0.01)
                                                    ------------    ------------    ------------    ------------
Net (loss) per share basic and diluted              $      (0.01)   $      (0.04)   $      (0.05)   $      (0.18)
                                                    ============    ============    ============    ============

Weighted-average number of shares of common
stock outstanding basic and diluted                   41,553,346      35,105,954      40,393,341      32,009,015
                                                    ============    ============    ============    ============

               See accompanying notes to the financial statements.

                                 BIDVILLE, INC.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                          2005           2004
                                                      -----------    -----------
Cash flows from Operating Activities:
 Net cash (used in) operating activities              $  (623,228)   $(2,383,391)
                                                      -----------    -----------

Cash flows from Investing Activities:
   Cash acquired in acquisition of 321 Play, Inc.              --         21,626
   Purchase of property and equipment                     (23,997)       (84,546)
                                                      -----------    -----------
 Net cash (used in) investing activities                  (23,997)       (62,920)
                                                      -----------    -----------

Cash flows from Financing Activities:
   Proceeds from sale of common shares                    250,737             --
   Proceeds from subscription of preferred shares         100,000             --
   Proceeds from notes payable                            147,717             --
   Proceeds from line of credit                             7,500             --
   Proceeds from exercise of common stock options             670             --
   Common stock subscriptions for cash                         --        600,000
   Repayments of advances from majority shareholder            --        (73,297)
                                                      -----------    -----------
 Net cash provided by financing activities                506,624        526,703
                                                      -----------    -----------

(Decrease) in cash                                       (140,601)    (1,919,608)

Cash at beginning of period                               145,815      2,053,306
                                                      -----------    -----------

Cash at end of period                                 $     5,214    $   133,698
                                                      ===========    ===========

Supplemental Disclosure of Interest and
Income Taxes Paid
      Interest paid for the period                    $       186    $        --
                                                      ===========    ===========
      Income taxes paid for the period                $        --    $        --
                                                      ===========    ===========

Supplemental Disclosure of Non-cash Investing and
Financing Activities
      Common stock issued for Langley shares          $        --    $   394,488
                                                      ===========    ===========
      Common stock issued for acquisition             $        --    $   700,000
                                                      ===========    ===========

               See accompanying notes to the financial statements.

BIDVILLE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

The Company has experienced a significant loss from operations and has working capital and stockholder deficits. For the period ended September 30, 2005 the Company incurred a net loss of $2,033,242. In addition, the Company has working capital and stockholder deficits of $2,030,148 and $1,845,087 at September 30, 2005.

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


NOTE D - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005, the Company paid or accrued the following amounts to affiliated entities:

           Management fees                  $ 135,000
                                             --------
                                            $ 135,000
                                            =========

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2005:

      Computer equipment                     $106,124
      Office equipment                          9,215
                                             --------
                                              115,339
      Less Accumulated depreciation           (71,881)
                                             --------
      Net property and equipment             $ 43,458
                                             ========

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

Notes payable - affiliate consist of 10% notes due on December 31, 2005, totaling $147,717. The notes are due on the earlier of December 31, 2005 (extendable by mutual consent in writing) or interest and principal is due immediately upon receipt of funding proceeds. Subsequent to September 30, 2005, the Company received funding and executed notes payable with the affiliate totaling $20,563.


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

During September 2005, an officer exercised options to purchase 670,000 shares of common stock for cash of $670.

In addition, the Company recorded amortization of $536,690 related to the vesting of stock options and deferred compensation during the period ended September 30, 2005.

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


NOTE H - STOCK OPTIONS

                                                               Weighted average
                                                               price per share
                                                               ----------------

  Options outstanding at December 31, 2004    4,520,000             $1.22
    Issued                                           --                --
    Exercised                                 1,406,666              .001
    Expired/Terminated                               --                --
                                              ---------              ----
  Options outstanding at September 30, 2005   3,113,334             $1.41
                                              =========             =====


The following table summarizes information about fixed-price stock options:

Outstanding at September 30, 2005

                      Options Outstanding                 Options Exercisable
                             Weighted-       Weighted-                          Weighted-
                             Average         Average                            Average
Range of         Number     Contractual      Exercise              Number       Exercise
Prices         Outstanding    Life            Price              Exercisable     Price

$0.001           803,334     5.0 years     $   0.001                   --           --
$0.36            250,000    10.0 years     $   0.36                13,888        $0.36
$1.00            760,000     5.0 years     $   1.00               760,000        $1.00
$2.00            300,000     3.0 years     $   0.72               300,000        $0.72
$4.27          1,000,000     5.0 years     $   4.27               333,333        $4.27
               ---------                                        ---------
               3,113,334                                        1,407,221
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

                                Warrants         Warrants
                               originally     outstanding at
                                 issued     September 30, 2005    Exercise price
                               ----------    -----------------    --------------

                               2,205,000          2,205,000      $1.00 per share
                               =========          =========

NOTE J - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On March 14, 2005, the Company executed a Consulting Agreement with St. James Investment Group, Inc. (St, James), an entity operated by the Company's Chairman, of West Palm Beach, Florida. This agreement is retroactively effective beginning October 1, 2004 for a term of three (3) years that automatically extends for an additional two (2) years and expires on October 1, 2009 unless cancelled within 90 days of the expiration date of the initial term. The Company engaged St. James to render advice and assistance with regard to strategic transactions, planning, financing, public relations, and investor relations. As compensation for such services, the Company will pay St. James a consulting fee of $15,000 per month for the first twelve (12) months of the Agreement and a fee of $20,000 for the final four (4) years of the term of the Agreement. Following the first year of the Agreement, the Agreement may be terminated by the Company prior to the end of the specified term by providing ninety (90) days written notice and a payment equal to twelve months consulting fees. During the period ended September 30, 2005, $135,000 was paid or accrued by the Company relating to this Consulting Agreement.


On April 20, 2005 the Company entered into a Consulting Agreement with a foreign individual ("Consultant") terminating upon the completion of financing totaling $385,000 in the form of debt or equity. The Consultant was to act generally as a professional business advisor to the Company in Europe and shall assist the Company in establishing its business in Europe. As compensation for such services, the Company issued 1,000,250 shares of the Company's common stock as directed by the Consultant (see Note G) and a bonus of $48,125.


Financing Agreements

On May 9, 2005, the Company completed a Subscription Agreement and Warrant Agreement (hereafter referred to collectively as "the Agreement") with Delmount International Ltd. ("Delmount"), a corporation registered and located in Tortola, British Virgin Islands. Under the terms to the Agreement, the Company agreed to sell to Delmount, and Delmount has agreed to purchase 2,500 shares of Series A Preferred stock ("Preferred Shares") at a purchase price of $1,000 per Preferred Share or an aggregate purchase price of $2,500,000. Each Preferred Share is convertible into 1,667 shares of common stock at a conversion price of $0.60 and common stock purchase warrants to purchase shares of common stock. The purchase of the Preferred Shares was to occur in ten separate closings of 250 shares each. The closings were scheduled for May 9, 2005, May 16, 2005, May 23, 2005, June 6, 2005, June 20, 2005, July 5, 2005, July 18, 2005, August 1, 2005,
August 15, 2005 and August 29, 2005. As of the date of this filing, the first closing of May 9, 2005 has not occurred in its entirety as the Company has received only $100,000 of the required $250,000. On the initial closing date, the Company issued a warrant (the "Warrant") to Delmount to purchase up to 3,500,000 shares of our common stock. The Warrants have an exercise price of $.60 per share and are exercisable until March 31, 2010. The exercise price of the Warrant is subject to adjustment under certain circumstances and the Company has the right to call the Warrants under certain circumstances. Delmount has the right to exercise warrants to purchase 2,500,000 shares of our common stock underlying the Warrant after it has purchased 2,500 shares of our Preferred Stock for $2,500,000. The remaining 1,000,000 shares of common stock underlying the Warrant will vest pro rata upon Delmount's exercise of its Option, as described below.

If each of the 10 Closing Dates has occurred and Delmount has otherwise complied with the terms of the Agreement, Delmount will have the option (the "Option") to purchase an additional 1,000 Preferred Shares for $1,000 per share or an aggregate purchase price of $1,000,000. The Option and its closing must occur prior to the earlier of September 26, 2005, or 28 days after receiving notice from the Securities and Exchange Commission that the registration statement covering the resale of the shares of common stock underlying the Preferred Shares and the Warrant Shares has been declared effective (see below). The Agreement further provides that from the date of the Agreement until August 29, 2006, (provided Delmount is in full compliance with the terms of the Agreement and all of the scheduled Closings have occurred) Delmount will have the right to participate in up to 100% of any subsequent financing involving the Company's common stock or common stock equivalents. The Agreement also contains a dilution protection provision in which at any time after the Warrants to Delmount have vested, should the Company issue shares of common stock, warrants or instruments that are convertible into shares of common stock at a price per share below the then current exercise price of the outstanding warrants, then the exercise price of the vested warrants of Delmount will be adjusted to the price that the shares or warrants or instruments that are convertible into common stock are issued. In addition, the Company will issue additional warrants to Delomount according to a formula specified in the Agreement.

As of the date of this filing, no closings have been completed and the Company has received only $100,000 of the required $2,500,000. On August 8, 2005, the Company, pursuant to provisions contained in the Agreement, placed Delmount in formal default due to its failure to meet its obligations on the prescribed closing dates. According to the provisions in the Agreement, Delmount had fourteen calendar days thereon to satisfy the entire purchase price of $2,500,000, or forfeit their rights to the Preferred Shares, Warrants, and participation in Subsequent Financings. As of the date of this filing, the fourteen calendar day default period expired without Delmount purchasing any additional shares, however, the Company is presently in negotiations with Delmount to reinstate the Agreement with the same or similar terms and different closing dates. The eventual outcome of such negotiations is uncertain at this time. The preferred shares due have not yet been issued.

On May 13, 2005, pursuant to this Financing Agreement, the Company amended its Articles of Incorporation to create a series of Preferred Stock, "Series A Convertible Preferred Stock." Under this amendment, the Company is authorized to issue a total of 3,500 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $.001 per share. The face amount will be $1,000 per share. Each share of Series A Preferred Stock is convertible into 1,667 shares of the Company's common stock, $ 0.001 par value at a conversion price of $0.60.


Marketing Agreement

On May 23, 2005, the Company entered into a marketing agreement with Global Media Fund, LLC. This agreement runs for twenty consecutive months until December 2006 and requires a monthly cash payment of $5,000 to begin no later than June 1, 2005. Global Media Fund will provide advertising credits to the Company to be used to place marketing presentations in newspapers and radio nationwide. Additionally, the Company issued 500,000 shares of its Restricted Common Stock (see Note G). As of September 30, 2005, the Company paid or accrued $20,000 related to this Marketing Agreement and amortized $40,000 as non-cash stock compensation.

Legal Proceedings

On June 17, 2005, a complaint was filed against the Company with the Superior Court of the State of California, County of San Diego (Case No. GIC 849285) by Golden Gate Investors, Inc. (GGI). GGI alleges that the Company entered into a Securities Purchase Agreement with GGI on April 21, 2005 whereby the Company agreed to sell a Convertible Debenture and a Warrant to Purchase Common Stock, all for a purchase price of $400,000. The conversion provisions of the Debenture and the exercise provisions of the Warrant would be correlated so that the Debenture would be converted and the Warrant exercised in like proportions. In total, the conversion of the Debenture and the exercise of the Warrant would result in GGI purchasing Bidville common stock for up to $4,400,000 ($4,000,000 paid in cash and $400,000 of the Debenture principal converted).

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
                                       ---
                                         -%
                                       ===


Note L. Subsequent Event

On November 2, 2005, a complaint was filed against the Company and St. James Investment Group, Inc. (St, James), an entity operated by the Company's Chairman, of West Palm Beach, Florida, and certain other related parties, in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida by Berthland Capital, Inc. and Masatatsu Tanaka (collectively "Plaintiffs"). Plaintiffs allege that a related party St. James entered into an Assignable Convertible Note with Tanaka on or about January 5, 2004 whereby St. James agreed to provide Tanaka with $324,000 worth of non-restricted free trading shares of the Company's common stock. The Note was subsequently assigned by Tanaka to Berthland Capital, Inc. and Berthland received a stock certificate for 200,000 shares of the Company valued at $70,000. Plaintiffs allege that they are entitled to receive $324,000 in cash as well as $254,000 worth of non-restricted free trading shares of the Company's common stock.

The Company contends that this transaction did not involve it and therefore the Company should not be a party to the lawsuit. The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon our operations; however, a negative judgment could have a materially adverse effect on operations and financial condition.

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

We have experienced a growth in net revenues derived from our Auction site during the third quarter of 2005 as compared to the same period during 2004, which resulted primarily from increased activity on our on-line Auction website and the implementation of monthly Storefront Fees in November 2004. Net revenues have been reduced by credits held by members who were grandfathered in from the membership format, which was changed in February 2004. This is expected to continue until the active grandfathered sellers use the remainder of the credits they may presently have in their account. In order to further this growth and to help us achieve our long-term objectives, we will continue to make investments in our business and infrastructure. During the three months ended September 30, 2005, net auction revenues billed to members increased over 73% over the same period during 2004.

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

We expect to increase our current plan to actively market and advertise our auction services throughout the remainder of the 2005 fiscal year. In addition, we intend to continue pursuing other suitable affiliate partnerships, marketing relationships and acquisitions for the Company in the near future. Whenever possible, consideration supporting such acquisitions shall be in the form of Bidville common stock, so as to conserve cash. We believe these investments are necessary to support the growth of our business. We will also work to expand product development, site operations and our corporate and site infrastructures.

As of September 30, 2005, approximately 1.0% of our revenues were attributable to transactions where a seller was located outside the United States. The majority of those international transactions are made up of sellers located in Canada (0.8% of total revenues), with the remainder (0.2% of total revenues) attributable to sellers located in approximately 30 other countries. At present, however, all fees incurred by sellers are payable in U.S. dollars, regardless of where any seller is physically situated.

(3) Results of Operations, Liquidity and Capital Resources

Nine Months Ended September 30, 2005 and 2004

The Company reported a net loss of $(2,033,242), or $(0.05) per share, compared with a net loss of $(5,891,005), or $(0.18) per share in the prior year. The decreased loss per share for the nine-month period resulted primarily from decreased non-cash stock compensation as discussed below. During the same period, net revenues derived from the Company's on-line auction site grew over 90% to $97,362 during the period up from $51,056 in the prior year.

Quarters Ended September 30, 2005 and 2004

The Company reported a net loss of $(490,423), or $(0.01) per share, compared with a net loss of $(1,478,138), or $(0.04) per share in the prior year. The decreased loss per share for the three-month period resulted primarily from decreased non-cash stock compensation as discussed below. During the same period, net revenues derived from the Company's on-line auction site grew over 73% to $26,391 during the third quarter up from $15,200 in the prior year.

For the three months ended September 30, 2005, the Company recognized revenues from two primary sources: 1) Enhancement Fees and Final Success Fees within the Company's NoBidding, Inc. subsidiary through the "www.bidville.com" auction website and 2)through Storefront fees associated with the Company's website. Included in the net revenues of NoBidding, was the transitional effect of credits issued to grandfathered members of approximately $10,171. All credits issued to grandfathered members do not have expiration dates; however, the unused credits existing at September 30, 2005 and subsequent thereto, are not anticipated to have a material impact on the Company's financial statements in future periods. As continued growth in new sellers' merchandise listings occurs, the overall effect of grandfathered member credit usage is expected to have a lesser impact on revenues. As a result of the new sellers purchasing enhancements for their listed auctions without the benefit of applying unused credits that have accumulated in their account, net revenues billed to members will continue to increase. The addition in November 2004 of storefronts will also continue to provide incremental revenues via monthly store fees as well as additional enhancement and final success fees.

The Company continued its advertising efforts during the quarter ended September 30, 2005 to increase the Company's "www.bidville.com" auction website's visibility and user volume. To increase user traffic on the bidville.com website, attract new buyers and sellers, stimulate general and auction activities, provide further support branding of Bidville.com with the Internet user auction community at large and continue to bring diversification of merchandise sold on the site through new seller listings management anticipates that significant marketing expenditures will be required in future periods. The anticipated marketing expenditures will also be directed specifically towards our registered users through aggressive internal and "guerilla marketing" programs to support continued growth of revenues and community based activities conducted on the Company's website. In addition, relationships with qualified marketing and public relations firms will be developed in support of the Company's planned marketing initiatives over the next twelve months. These programs will further support other planned marketing and advertising programs that are associated with membership growth, branding, and reinforcing positional recognition in the Internet e-commerce auction and fixed price marketplace.

Included in operating expenses for the three months ended September 30, 2005 is $163,299 for non-cash stock compensation related to consulting compensation paid in the form of common stock and the amortization of deferred compensation paid in the form of common stock pursuant to consulting agreements as compared to $483,500 for the three months ended September 30, 2004.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended September 30, 2005, the Company incurred net losses of $490,423 and has an accumulated deficit of $48,671,596 at September 30, 2005.

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

(4) Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company used cash in operating activities of $(623,228), as compared to $(2,383,391) for the nine months ended September 30, 2004. Additionally, we invested $23,997 in new computer hardware and other equipment to support our bidville.com website and support our operations during the nine months ended September 30, 2005. We also received $147,717 in proceeds from notes payable from affiliates, $251,407 in proceeds from the sale of or subscription for common shares and $100,000 from a subscription for preferred shares during the nine months ended September 30, 2005, which was used for operating capital.

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


Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this report , the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Acting President/Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Acting President/Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Acting Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information


Item 1 - Legal Proceedings

On June 17, 2005, a complaint was filed against the Company with the Superior Court of the State of California, County of San Diego (Case No. GIC 849285) by Golden Gate Investors, Inc. (GGI). GGI alleges that the Company entered into a Securities Purchase Agreement with GGI on April 21, 2005 whereby the Company agreed to sell a Convertible Debenture and a Warrant to Purchase Common Stock, all for a purchase price of $400,000. The conversion provisions of the Debenture and the exercise provisions of the Warrant would be correlated so that the Debenture would be converted and the Warrant exercised in like proportions. In total, the conversion of the Debenture and the exercise of the Warrant would result in GGI purchasing Bidville common stock for up to $4,400,000 ($4,000,000 paid in cash and $400,000 of the Debenture principal converted).

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

On November 2, 2005, a complaint was filed against the Company and St. James Investment Group, Inc. (St, James), an entity operated by the Company's Chairman, of West Palm Beach, Florida, and certain other related parties, in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida by Berthland Capital, Inc. and Masatatsu Tanaka (collectively "Plaintiffs"). Plaintiffs allege that a related party St. James entered into an Assignable Convertible Note with Tanaka on or about January 5, 2004 whereby St. James agreed to provide Tanaka with $324,000 worth of non-restricted free trading shares of the Company's common stock. The Note was subsequently assigned by Tanaka to Berthland Capital, Inc. and Berthland received a stock certificate for 200,000 shares of the Company valued at $70,000. Plaintiffs allege that they are entitled to receive $324,000 in cash as well as $254,000 worth of non-restricted free trading shares of the Company's common stock.

The Company contends that this transaction did not involve it and therefore the Company should not be a party to the lawsuit. The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon our operations; however, a negative judgment could have a materially adverse effect on operations and financial condition.


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

During September 2005, an officer exercised options to purchase 670,000 shares of common stock for cash of $670.

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


Item 5 - Other Information

On August 18, 2005, a Special Meeting of the Board of Directors of Bidville, Inc. was held in which it was resolved that Malcolm C. Davenport, Markus Elsasser, and Edward Orlando shall be appointed as three additional members of the Board of Directors of the Company, effective upon the acceptance of such appointment by all three Members named above (the "Effective Time") and that an additional member would be appointed to the Board of Directors shortly thereafter. It was further resolved that at the Effective Time, Gerald Parker, Robert Pearce, Michael Palandro, and Stephen Gingrich would resign their positions from the Board of Directors of the Company.

Subsequent to this meeting, one individual did not accept the position and the changes to the Board of Directors of the Company were not implemented as resolved.

On September 16, 2005, Stephen Gingrich resigned his position as a Member of the Company's Board of Directors.

On September 21, 2005, Michael Palandro resigned his position as the Company's Chief Executive Officer and his position as a Member of the Company's Board of Directors.

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


                                         Bidville, Inc.
                                         -------------------------
                                         (Registrant)

Dated: November 21, 2005


                                         /s/ Gerald C. Parker
                                         ---------------------------------------
                                         Gerald C. Parker, Chairman


                                         /s/ Stephen C. Gingrich
                                         ---------------------------------------
                                         Stephen C. Gingrich,
                                         Chief Financial Officer


                                         /s/ Robert W. Pearce
                                         ---------------------------------------
                                         Robert W. Pearce,
                                         Acting Secretary and Director